Form 10QSB
period 2000-03-31
BIOFILTRATION SYSTEMS INC
filed 2000-05-19
CIK 1060967

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-29329

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Florida                                           65-0382549
         -------                                           ----------
  State or other jurisdiction of                         I.R.S. Employer
  incorporation or organization                    Identification  No.

           2341 Porter Lake Drive, Suite 109, Sarasota, Florida 34240
           ----------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (941) 343-9300
                                 --------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.          Yes  X     No
                                                     ---       ---

The number of shares of registrant's Common Stock, $.001 par value, outstanding as of March 31, 2000 was 492,010,000 shares.

                           BIOFILTRATION SYSTEMS, INC.

                                      INDEX

PART  I  -  FINANCIAL  INFORMATION:

     Item  1.  Financial  Statements

          Certified  Public  Accountant's  Review  Report                      3

          Balance  Sheet  -  March  31,  2000                                  5

          Statement of Operations - Cumulative from Inception and for
          the  Three  Months  Ended  March  31,  2000  and  1999               7

          Statement of Changes in Stockholders' Equity from Inception
          (December  17,  1992)  to  March  31,  2000                          8

          Statement of Cash Flows - Cumulative from Inception and for
          the Three Months Ended March 31, 2000 and 1999                      14

          Notes  to  Financial  Statements                                    16

     Item  2.  Management's  Discussion  and Analysis                         23

PART  II  -  OTHER  INFORMATION

     Item  1.  Legal  Proceedings

     Item  2.  Changes  in  Securities

     Item  3.  Defaults  Upon  Senior  Securities

     Item  4.  Submissions of Matters to a Vote of Security Holders

     Item  5.  Other  Information

     Item  6.  Exhibits  and  Reports  on  Form  8-K

SIGNATURES

                           FORWARD LOOKING STATEMENTS

     When used in this report, the words "may, will, expect, anticipate, continue, estimate, project or intend" and similar expressions identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E Securities Exchange Act of 1934 regarding events, conditions and financial trends that may effect our future plan of operation, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the financial statements and their associates notes.

     Important factors that may cause actual results to differ from projections include, for example:

     - the success or failure of management's efforts to implement their business strategy;
     -     our  ability  to  protect  our  intellectual  property  rights;
     -     our  ability  to  compete  with  major  established  companies;
     -     our  ability  to  attract  and  retain  qualified  employees;  and
     -     other risks which may be described  in  future  filings with the SEC.

                         PART 1.  FINANCIAL INFORMATION

Item  1.    Financial  Statements



                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------

                              FINANCIAL STATEMENTS

                                 MARCH 31, 2000



                                    CONTENTS
                                    --------

                                                                            Page
                                                                            ----

CERTIFIED  PUBLIC  ACCOUNTANTS'  REVIEW  REPORT                          1  -  2

FINANCIAL  STATEMENTS

     BALANCE  SHEET                                                      3  -  4

     STATEMENTS  OF  OPERATIONS                                                5

     STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'
          EQUITY                                                        6  -  11

     STATEMENTS  OF  CASH  FLOWS                                       12  -  13

NOTES  TO  FINANCIAL  STATEMENTS                                       14  -  20





                               [GRAPHIC  OMITED]

To  the  Stockholders
Biofiltration  Systems,  Inc.
(a  development  stage  company)
Sarasota,  Florida


We have reviewed the accompanying balance sheets of Biofiltration Systems, Inc. (a development stage company) as of March 31, 2000, and the related statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999, and the statements of changes in stockholders' equity for the period from inception (December 17, 1992) to March 31, 2000. Our reviews were conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Biofiltration Systems, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying cumulative statement of operations and cash flows for the period from inception (December 17, 1992) to March 31, 2000, was not audited or reviewed by us and, accordingly, we do not express an opinion on them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained in Note A, the Company is in a development stage. Continued operations are dependent upon its ability to generate sufficient cash flows to commence and sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from this uncertainty.



CERTIFIED  PUBLIC  ACCOUNTANTS
Tampa,  Florida
May  12,  2000

                             SEMAGO & COMPANY, P.A.
                      -------------------------------------
                102 W. WHITING STREET, SUITE 600, TAMPA, FL 33602
                          813-221-2331 FAX 813-225-1021




                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2000
                                 --------------


                       ASSETS
                       ------


CURRENT ASSETS - CASH (NOTE A)        $  222,826
                                      ----------

OFFICE EQUIPMENT, NET OF
  ACCUMULATED DEPRECIATION
  OF $945                                  2,432
                                      ----------

OTHER ASSETS

  Patent (Notes  A and D)                470,000
  Prepaid sales commissions
    to related company
    (Note B)                             505,910
  Advance to related company                  86
  Deposit on purchase of subsidiary
    company                                   20
  Other                                    2,728
                                      ----------

                                         978,744
                                      ----------

                                      $1,204,002
                                      ==========



                Read certified public accountants' review report.
                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                                  BALANCE SHEET
                                  -------------
                                 MARCH 31, 2000
                                 --------------


         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------


CURRENT LIABILITIES
  Accounts payable                   $     7,965
  Accrued expenses                        24,556
  Current portion of related
    party notes payable                   57,960
                                     ------------

    TOTAL CURRENT LIABILITIES             90,481
                                     ------------

LONG-TERM LIABILITIES

  Stockholder notes payable
    (Note C)                             348,900
  Related party notes payable,
    less current portion
    (Note D)                             470,000
                                     ------------

                                         818,900
                                     ------------

COMMITMENTS AND CONTINGENCIES
  (NOTES B AND F)                              -
                                     ------------

STOCKHOLDERS' EQUITY

  Common stock, $.001 par value,
    700,000,000 shares authorized,
    496,010,000 shares issued and
    outstanding (Notes C, F, H, I
    and K)                               496,010
  Additional paid-in capital
    (Notes F and H)                    1,577,644
  (Deficit) accumulated during
    development stage                 (1,644,033)
                                     ------------

                                         429,621

  Less treasury stock, at cost
    (Note G)                          (  135,000)
                                     ------------

                                         294,621
                                     ------------

                                     $ 1,204,002
                                     ============



                Read certified public accountants' review report.
                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                      CUMULATIVE FROM INCEPTION AND FOR THE
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                   ------------------------------------------


                              Cumulative
                                during
                              development
                                 stage          2000          1999
                             -------------  ------------  ----------

REVENUES                     $      2,000   $         -   $       -
                             -------------  ------------  ----------

EXPENSES

  Interest
    (Notes C and D)               181,813        10,386      10,191
  Professional fees               174,009        29,784         140
  Telephone and utilities          21,889         2,829         960
  Depreciation                        945           270           -
  Rent                             29,123         3,400       3,210
  Office expenses                  37,646         6,548       5,724
  Stock promotion expenses
    (Notes A and F)             1,127,500             -           -
  Miscellaneous                    73,108         4,800       2,919
                             -------------  ------------  ----------

                                1,646,033        58,017      23,144
                             -------------  ------------  ----------

NET LOSS BEFORE PROVISION
  FOR INCOME TAXES             (1,644,033)   (   58,017)   ( 23,144)

PROVISION FOR INCOME
  TAXES (NOTE E)                        -             -           -
                             -------------  ------------  ----------

NET LOSS                     $ (1,644,033)  $(   58,017)  $( 23,144)
                             =============  ============  ==========


NET LOSS PER COMMON
  SHARE (NOTE A)             $ (    .0046)  $(    .0005)  $(  .0002)
                             =============  ============  ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING (in
  hundred's), AS
RESTATED FOR 100:1
  STOCK SPLIT (NOTE H)          3,571,844     1,175,781     955,805
                             =============  ============  ==========


                Read certified public accountants' review report.
                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                    BIOFILTRATION SYSTEMS, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                   -----------------------------
                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           ---------------------------------------------
                        FROM INCEPTION (DECEMBER 17, 1992) TO MARCH 31, 2000
                        ----------------------------------------------------
                                       (Shares in hundred's)

                               Common  stock                                                             (Deficit)
                            ------------------   Common      Treasury stock   Additional    Stock         during
                            Par                   stock     ----------------    paid-in   subscription  development
                              Shares    value   subscribed  Shares     Cost     capital    receivable      stage
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
INCEPTION,
  DECEMBER 17, 1992                 -  $    -   $       -       -     $   -   $       -   $         -   $        -
STOCK ISSUED FOR CASH
  ($.001 PER SHARE),
  DECEMBER 31, 1992           155,000     155           -       -         -           -             -            -
STOCK SUBSCRIPTION FOR
  320,000 SHARES,
  ($.001 PER SHARE),
  DECEMBER 1992                     -       -         320       -         -           -       (   320)           -
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1992    155,000     155         320       -         -           -       (   320)           -
STOCK ISSUED FOR CASH
  ($.001 PER SHARE),
  JANUARY 1993              2,350,000   2,350           -       -         -      49,755             -            -
STOCK ISSUED IN LIEU OF
  INTEREST ($.001 PER
  SHARE), JANUARY 1993        250,000     250           -       -         -           -             -            -
CONTRIBUTION OF ADDITIONAL
  PAID-IN CAPITAL                   -       -           -       -         -      25,000             -            -
COLLECTION OF STOCK
  SUBSCRIPTION RECEIVABLE     320,000     320    (    320)      -         -           -           320            -
NET LOSS                            -       -           -       -         -           -             -     (  2,765)
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1993  3,075,000  $3,075   $       -       -     $   -   $  74,755   $         -   $ (  2,765)


                Read certified public accountants' review report.
   The accompanying notes to financial statements are an integral part of these statements.

                              BIOFILTRATION SYSTEMS, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                             -----------------------------
                     STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     ---------------------------------------------
                 FROM INCEPTION (DECEMBER 17, 1992) TO MARCH 31, 2000
                 ----------------------------------------------------
                                 (Shares in hundred's)


                               Common  stock                                                             (Deficit)
                            ------------------   Common      Treasury stock   Additional    Stock         during
                            Par                   stock     ----------------    paid-in   subscription  development
                              Shares    value   subscribed  Shares     Cost     capital    receivable      stage
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
STOCK ISSUED IN LIEU OF
  INTEREST ($.001 PER
  SHARE):

     MARCH 1994                16,000  $   16           -       -     $   -   $       -   $         -   $        -
     JUNE 1994                 50,000      50           -       -         -           -             -            -
     AUGUST 1994               50,000      50           -       -         -           -             -            -
     OCTOBER 1994             100,000     100           -       -         -           -             -            -
CONTRIBUTION OF ADDITIONAL
  PAID-IN CAPITAL                   -       -           -       -         -      16,600             -            -
NET LOSS                            -       -           -       -         -           -             -      ( 5,486)
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1994  3,291,000   3,291           -       -         -      91,355             -      ( 8,251)
STOCK ISSUED IN LIEU OF
  INTEREST ($.001 PER
  SHARE):

     MARCH 1995                75,000      75           -       -         -           -             -            -
     JUNE 1995                 75,000      75           -       -         -           -             -            -
     OCTOBER 1995              50,000      50           -       -         -           -             -            -
CONTRIBUTION OF ADDITIONAL
 PAID-IN CAPITAL                    -       -           -       -         -      20,000             -            -
NET LOSS                            -       -           -       -         -           -             -      (17,998)
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1995  3,491,000  $3,491   $       -       -     $   -   $  11,355   $         -   $  (26,249)


                Read certified public accountants' review report.
   The accompanying notes to financial statements are an integral part of these statements.

                                 BIOFILTRATION SYSTEMS, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                -----------------------------
                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        ---------------------------------------------
                    FROM INCEPTION (DECEMBER 17, 1992) TO MARCH 31, 2000
                    ----------------------------------------------------
                                    (Shares in hundred's)


                               Common  stock                                                             (Deficit)
                            ------------------   Common      Treasury stock   Additional    Stock         during
                            Par                   stock     ----------------    paid-in   subscription  development
                              Shares    value   subscribed  Shares     Cost     capital    receivable      stage
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
STOCK ISSUED IN LIEU OF
  INTEREST ($.001 PER
  SHARE):

     MARCH 1996             $  50,000       50  $        -       -    $    -  $        -  $          -  $        -
     JULY 1996                 25,000       25           -       -         -           -             -           -
CONTRIBUTION OF ADDITIONAL
  PAID-IN CAPITAL                   -        -           -       -         -      10,000             -           -
NET LOSS                            -        -           -       -         -           -             -    ( 29,769)
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1996  3,566,000    3,566           -       -         -     121,355             -    ( 56,018)
STOCK ISSUED FOR CASH
  ($.02 PER SHARE),
  DECEMBER 1997                   750        1           -       -         -       1,499             -           -
STOCK ISSUED IN LIEU OF
  INTEREST ($.001 PER
  SHARE):

     MARCH 1997                12,500       12           -       -         -           -             -           -
     MAY 1997                  25,000       25           -       -         -           -             -           -
     JULY 1997                 50,000       50           -       -         -           -             -           -
     DECEMBER 1997             37,500       38           -       -         -           -             -           -
CONTRIBUTION OF ADDITIONAL
  PAID-IN CAPITAL                   -        -           -       -         -      15,450             -           -
NET LOSS                            -        -           -       -         -           -             -    ( 36,705)
                            ---------  -------  ----------  ------    ------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1997  3,691,750  $ 3,692  $        -       -    $    -  $  138,304  $          -  $ ( 92,723)


                Read certified public accountants' review report.
    The accompanying notes to financial statements are an integral part of these statements.

                                     BIOFILTRATION SYSTEMS, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                    -----------------------------
                            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            ---------------------------------------------
                         FROM INCEPTION (DECEMBER 17, 1992) TO MARCH 31, 2000
                         ----------------------------------------------------
                                        (Shares in hundred's)


                               Common  stock                                                              (Deficit)
                            ------------------   Common      Treasury stock     Additional    Stock         during
                            Par                   stock     ----------------     paid-in    subscription  development
                              Shares    value   subscribed  Shares     Cost      capital    receivable      stage
                            ---------  -------  ----------  ------  ----------  ----------  ------------  -----------
STOCK ISSUED FOR CASH
  ($.02 PER SHARE):

     MARCH 1998                 6,850        7           -       -  $       -   $  13,693   $         -   $        -
     DECEMBER 1998             10,500  $    10           -       -          -      20,990             -            -
STOCK ISSUED FOR SERVICES
  ($.02 PER SHARE),
  JUNE 1998                   250,000      250           -       -          -     499,750             -            -
CONTRIBUTION OF ADDITIONAL
  PAID-IN CAPITAL                   -        -           -       -          -     127,769             -            -
STOCK REDEEMED UPON
  CANCELLATION OF SERVICES          -        -           -  92,500   (185,000)          -             -            -
NET LOSS                            -        -           -       -          -           -             -     (457,942)
                            ---------  -------  ----------  ------  ----------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 1998  3,959,100  $3,959  $         -  92,500  $(185,000)  $  00,506   $         -   $ (550,665)


Read  certified public accountants' review report.     The accompanying notes to
financial  statements  are  an  integral  part  of  these  statements.

                                               BIOFILTRATION SYSTEMS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                              -----------------------------
                                      STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      ---------------------------------------------
                                   FROM INCEPTION (DECEMBER 17, 1992) TO MARCH 31, 2000
                                   ----------------------------------------------------
                                                  (Shares in hundred's)


                               Common  stock                                                                (Deficit)
                            ------------------   Common       Treasury stock      Additional    Stock         during
                            Par                   stock     ------------------     paid-in    subscription  development
                              Shares    value   subscribed  Shares       Cost      capital    receivable      stage
                            ---------  -------  ----------  --------  ----------  ----------  ------------  -----------
STOCK SUBSCRIPTION FOR
  875,000 SHARES (VARYING
  PRICE PER SHARE),
  MARCH 1999                        -  $     -  $1,000,000        -   $       -   $        -  $(1,000,000)  $         -
STOCK ISSUED FOR SERVICES
 ($.35 PER SHARE),
  APRIL 1999                        -        -          -   (25,000)     50,000       37,500            -             -
CONTRIBUTION OF ADDITIONAL
  PAID-IN CAPITAL                   -        -          -         -           -       35,250            -             -
COLLECTIONS OF STOCK
  SUBSCRIPTION RECEIVABLE
  AND ISSUE OF STOCK FOR
  SERVICES                    250,000     250   (   62,500)       -           -      874,750       62,500             -
ADJUSTMENT TO STOCK
  SUBSCRIPTION PRICE
  PER SHARE                         -       -   (  625,000)       -           -            -      625,000             -
NET LOSS                            -       -            -        -           -            -            -    (1,035,351)
                            ---------  -------  ----------  --------  ----------  ----------  ------------  ------------
BALANCE, DECEMBER 31, 1999  4,209,100  $4,209      312,500   67,500   $(135,000)  $1,748,006  $(  312,500)  $(1,586,016)


Read  certified public accountants' review report.     The accompanying notes to
financial  statements  are  an  integral  part  of  these  statements.

                                             BIOFILTRATION SYSTEMS, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                            -----------------------------
                                    STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    ---------------------------------------------
                                 FROM INCEPTION (DECEMBER 17, 1992) TO MARCH 31, 2000
                                 ----------------------------------------------------
                                                (Shares in hundred's)


                               Common  stock                                                                (Deficit)
                            ------------------     Common       Treasury stock      Additional    Stock         during
                            Par                     stock     ------------------     paid-in    subscription  development
                              Shares    value     subscribed  Shares       Cost      capital    receivable      stage
                            ---------  ---------  ----------  --------  ----------  ----------  ------------  -----------
STOCK ISSUED FOR CASH
 ($.005 PER SHARE),
  MARCH 2000                   625,000  $    625  $       -        -    $       -   $ 311,875   $          -   $        -
STOCK ISSUED FOR SERVICES
  ($.001 PER SHARE)
  MARCH 2000                    20,000        20          -        -            -           -              -            -
STOCK ISSUED FOR PURCHASE
  OF SUBSIDIARY COMPANY
  ($.001 PER SHARE)
  MARCH 2000                    20,000        20          -        -            -           -              -            -
STOCK ADVANCED TO RELATED
  COMPANY
  ($.001 PER SHARE)
  MARCH 2000                    86,000        86          -        -            -           -              -            -
CONTRIBUTION OF ADDITIONAL
  PAID-IN CAPITAL                    -         -          -        -            -       8,813              -            -
COLLECTION OF STOCK
  SUBSCRIPTION RECEIVABLE            -         -   (312,500)       -            -           -        312,500            -
ADJUSTMENT FOR 100:1
  STOCK SPLIT                        -   491,050          -        -            -     (491,050)            -            -
NET LOSS                             -         -          -        -            -            -             -   (   58,017)
                             ---------  --------  ----------  ------  ------------  -----------  -----------  ------------
BALANCE, March 31, 2000      4,960,100  $496,010  $       -   67,500  $  (135,000)  $ 1,577,644  $         -  $(1,644,033)
                             =========  ========  ==========  ======  ============  ===========  ===========  ============


          Read  certified  public  accountants'  review  report.
          The accompanying notes to financial statements are an integral part of these statements.

                 BIOFILTRATION  SYSTEMS,  INC.
               (A  DEVELOPMENT  STAGE  COMPANY)
               --------------------------------
                  STATEMENTS  OF  CASH  FLOWS
                  ---------------------------
          CUMULATIVE  FROM  INCEPTION  AND  FOR  THE
        THREE  MONTHS  ENDED  MARCH  31,  2000 AND 1999
        -----------------------------------------------


                                       Cumulative
                                         during
                                       development
                                          stage         2000       1999
                                      -------------  ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

  Cash received from customers        $      2,000   $       -   $      -
  Cash paid for expenses                  (243,018)   ( 55,983)   ( 9,775)
  Cash paid for interest                  (  7,059)   (    443)   ( 2,381)
                                      -------------  ----------  ---------

    Net cash used by
      operations                          (248,077)   ( 56,426)   (12,156)
                                      -------------  ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Advances to related company             (493,410)   ( 40,000)         -
  Purchase of office equipment            (  3,377)          -          -
                                      -------------  ----------  ---------

    Net cash used by investing
      activities                          (496,787)   ( 40,000)         -
                                      -------------  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of common
    stock                                  150,960           -          -
  Contributions of additional
    paid-in capital                         67,050           -          -
  Collections on due from
    stockholders                            37,500           -          -
  Collections on stock subscription
    receivable                             312,820     312,500          -
  Proceeds from related party
    notes payable                           51,214           -          -
  Proceeds from stockholder
    notes payable                          325,646       6,746      4,949
  Other                                     22,500           -          -
                                      -------------  ----------  ---------

    Net cash provided by
      financing activities                 967,690     319,246      4,949
                                      -------------  ----------  ---------

NET INCREASE (DECREASE) IN CASH            222,826     222,820    ( 7,207)

CASH, BEGINNING OF PERIOD                        -           6      9,120
                                      -------------  ----------  ---------

CASH, END OF PERIOD                   $    222,826   $ 222,826   $  1,913
                                      =============  ==========  =========


                Read certified public accountants' review report.
                 The accompanying notes to financial statements
                    are an integral part of these statements.

                       BIOFILTRATION  SYSTEMS,  INC.
                     (A  DEVELOPMENT  STAGE  COMPANY)
                     --------------------------------
                       STATEMENTS  OF  CASH  FLOWS
                       ---------------------------
               CUMULATIVE  FROM  INCEPTION  AND  FOR  THE
           THREE  MONTHS  ENDED  MARCH  31,  2000  AND  1999
           -------------------------------------------------

                                            Cumulative
                                              during
                                            development
                                               stage         2000        1999
                                            ------------  -----------  ---------

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------
NET LOSS                                    $(1,644,033)     (58,017)  $(23,144)

RECONCILING ADJUSTMENTS

  Increase in other assets                   (    2,728)           -    (   202)
  Depreciation                                      945          270          -
  (Decrease) increase in accounts
    payable                                       7,965      ( 8,642)     3,380
  Increase (decrease) in accrued
    expenses                                      2,056        1,130    ( 1,043)
  Stock issued in lieu of interest                  866            -          -
  Stock issued for expenses                   1,400,020           20          -
  Treasury stock acquired by way
    of reduction of expenses                 (  185,000)           -          -
  Contribution of accrued interest
    to paid-in capital                          171,832        8,813      8,853
                                            ------------  -----------  ---------

CASH FLOWS FROM OPERATING
  ACTIVITIES                                $(  248,077)  $  (56,426)  $(12,156)
                                            ============  ===========  =========


                 NONCASH INVESTING AND FINANCING ACTIVITIES
                 ------------------------------------------

INCREASE IN PAID-IN CAPITAL AND
  STOCKHOLDER NOTES PAYABLE THROUGH
  ADVANCES TO RELATED COMPANY               $    12,500   $        -   $      -
                                            ============  ===========  =========

INCREASE IN PAID-IN CAPITAL AND
  STOCKHOLDER NOTES PAYABLE THROUGH
  INCREASE IN DUE FROM STOCKHOLDER          $    37,500   $        -   $      -
                                            ============  ===========  =========

PURCHASE OF PATENT FOR RELATED
  PARTY DEBT                                $   470,000   $        -   $      -
                                            ============  ===========  =========

DECREASE IN ACCRUED INTEREST
  PAYABLE THROUGH CONTRIBUTION
  TO PAID-IN CAPITAL                        $   171,832   $    8,813   $      -
                                            ============  ===========  =========

ISSUE OF STOCK FOR ADVANCE TO
  RELATED COMPANY                           $        86   $       86   $      -
                                            ============  ===========  =========

ISSUE OF STOCK FOR DEPOSIT ON
  PURCHASE OF SUBSIDIARY COMPANY            $        20   $       20   $      -
                                            ============  ===========  =========


                Read certified public accountants' review report.
                 The accompanying notes to financial statements
                    are an integral part of these statements.

                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             MARCH 31, 2000 AND 1999
                             -----------------------


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Company  activities
-------------------

Biofiltration Systems, Inc. (the Company) was incorporated in the state of Florida in December 1992. The Company will operate as a manufacturer of modular biofiltration systems for the treatment of a variety of waste waters. It is management's intention to sell or lease these systems to customers worldwide. Further, the Company will pursue other business opportunities as they arise. Company offices are located in Sarasota, Florida.

For the period from inception (December 17, 1992) to March 31, 2000, the Company has been in a development stage. During this time management has been engaged in business planning activities and obtaining capital. Operations are expected to commence in 2000.

Successful completion of the Company's development plan and its transition to attaining profitable operations is dependent upon obtaining adequate working capital and achieving a level of sales necessary to support its cost structure.

The recovery of the Company's assets is dependent upon the above future events. The outcome of these events is uncertain.

Patent
------

The patent was purchased from a related company (see Note D) that originally developed and recorded the patent. The patent is recorded at its purchase cost. Amortization of the patent over its useful life will begin when the Company commences operations.

Use  of  estimates
------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent asset and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Start-up  costs
---------------

Costs associated with the start-up costs of Company operations have been expensed as incurred.

Advertising  costs
------------------

Advertising  costs  are  expensed  as  incurred.

                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             MARCH 31, 2000 AND 1999
                             -----------------------


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Stock  issue  and  promotion  expenses
--------------------------------------

It is the Company's policy to capitalize costs associated with the offering of its common stock to outside investors. However, due to the uncertainty of recovery these costs have been expensed as stock promotion expenses in the accompanying financial statements (see Note F)

Deferred  income  taxes
-----------------------

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the change is enacted.

Loss  per  common  share
------------------------

Loss per common share is computed using the weighted average number of shares outstanding during the periods presented in accordance with Statement of Financial Accounting Standards No. 128 Earnings Per Share.

Cash
----

For the purpose of the statements of cash flows, cash includes time deposits with original maturities of three months or less.

NOTE  B  -  NATIONAL  SALES  AGREEMENT

The Company's majority stockholders own another company that provides services as a national sales agent (see Note D).

In 1992, the Company entered into an agreement whereby the related company provides exclusive national sales services. The term of the agreement is for a one year period, automatically renewable for an additional one year period. This agreement can be terminated with a one year notice by either party.

                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             MARCH 31, 2000 AND 1999
                             -----------------------


NOTE  B  -  NATIONAL  SALES  AGREEMENT  (continued)

Terms of the national sales agreement provide for the related company to be paid 30% of the Company's retail sales and/or collected lease revenue, as defined. Further, in accordance with the agreement and at its option, the Company may advance funds against future commissions to the related company. At March 31, 2000, this related company had been prepaid $505,910 against future sales commissions.

Realization of prepaid sales commission is dependent upon the Company generating adequate cash flows to commence and sustain operations. Additionally, the national sales agent must generate sufficient sales to earn these prepaid sales commissions. Management anticipates both of these conditions will be achieved.

NOTE  C  -  STOCKHOLDER  NOTES  PAYABLE

Stockholder notes payable consist of non-interest bearing notes payable to certain stockholders. Principal is payable from operating profits. However, based on written representation from the Company's majority stockholder, these notes payable will be repaid prior to payment of sales commissions due sales agent (see Note B). Repayments will be limited to not more than 50% of all earned sales commissions due sales agent.

In lieu of interest on the above notes, the stockholders received additional stock certificates. An amount equal to the par value of the stock certificates was recorded as interest expense in the year the stock was issued. Stockholder notes and shares of stock issued in lieu of interest (as restated for 100:1 stock split) amounted to the following:

                                         Common  stock
                                     ---------------------
                                                      Shares
                              Stockholder     Par       (in
       Period of issue           notes       value   hundreds)
----------------------------  ------------  -------  ---------
Year ended December 31, 1993  $    102,500  $25,000     25,000
Year ended December 31, 1994        66,400   21,600     21,600
Year ended December 31, 1995        80,000   20,000     20,000
Year ended December 31, 1996        40,000    7,500      7,500
Year ended December 31, 1997        60,000   12,500     12,500
                              ------------  -------  ---------

                              $    348,900  $86,600     86,600
                              ============  =======  =========


                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             MARCH 31, 2000 AND 1999
                             -----------------------


NOTE  D  -  RELATED  PARTY  NOTES  PAYABLE

The Company's majority stockholders own another company that developed and sold a patent to the Company for $470,000 (see Note A). The Company issued a $470,000 note payable to this related company in conjunction with the purchase. Terms of the note provide for interest at 7.5% per annum. Principal and unpaid interest payments on this note shall be paid from no more than 50% of any Company net profits, as defined.

Through March 31, 2000, the Company's majority stockholders have agreed to assume the liability for the interest accrued on the above note through March 31, 2000. This assumption of the liability has been recorded as a contribution to additional paid-in capital in the accompanying financial statements.

Additionally, the related corporation described above has advanced funds to the Company under an unsecured, revolving promissory note. Terms of this note provide for interest at 8.5%, payable quarterly, with principal due on December 31, 2000. At March 31, 2000, the amount outstanding on this note payable is $57,960.

NOTE  E  -  INCOME  TAXES

The Company has a deferred tax asset of approximately $520,000 at March 31, 2000, due to net operating losses incurred since inception. Temporary differences giving rise to deferred tax assets consist primarily of the deferral of substantially all start-up expenses for income tax purposes. Management has provided a valuation allowance equal to the amount of deferred tax assets at March 31, 2000. This is due to the uncertainty of realization of the future benefit of these deductions. Therefore, for the periods presented there is no benefit for income taxes recorded in the accompanying statement of operations.

NOTE  F  -  SPECIAL  SERVICES  AGREEMENTS

In June 1998, pursuant to a stock purchase agreement, the Company issued 25,000,000 shares of common stock for public relations and marketing services. Subsequently, the purchaser defaulted on the terms of the agreement and 9,250,000 shares were returned to the Company. These shares of stock are reflected as treasury stock in the accompanying financial statements.



                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             MARCH 31, 2000 AND 1999
                             -----------------------


NOTE  F  -  SPECIAL  SERVICES  AGREEMENTS  (continued)

On March 31, 1999, the Company entered into a cancelable special services agreement with an unrelated active participation investor. Pursuant to this agreement, the investor will provide various public relations and marketing services to the Company in exchange for the right to purchase 87,500,000 shares of the Company's stock for $1,000,000. The purchase of these shares will occur in stages, at varying per share prices ranging from $.0025 to $.20 per share. At March 31, 1999, the shares associated with this agreement were recorded as subscribed common shares.

In accordance with the above agreement, upon collection of the subscription price for the first stage, 25,000,000 shares of common stock were issued. For these shares, the $812,500 difference between the fair value of the stock at March 31, 1999, and its selling price, has been recorded as stock promotion expense.

On or about September 1, 1999, the Company was de-listed from the OTCBB. Subsequently, the company reduced the subscription price on the remaining 62,500,000 shares to $.005 per share. In the accompanying financial statements the stock subscription receivable was adjusted to reflect the revised subscription price.

NOTE  G  -  TREASURY  STOCK

In December 1998, the Company canceled a stock purchase agreement with a purchaser (see Note F). As a result, 9,250,000 shares of common stock were returned to the Company. The treasury stock is recorded at the original cost per share of the stock transaction. However, these shares are currently held in an escrow account on behalf of the Company. It is the intention and practice of the Company that these shares be held for future issuance to new investors or for future services to be provided.

NOTE  H  -  CAPITAL  STOCK

During the period ended March 31, 2000, the Company's Board of Directors approved an increase in the Company's authorized common stock to 700,000,000 shares. Par value of the Company's stock remained at $.001.

On March 9, 2000, the Company's Board of Directors approved a 100:1 stock split effective March 31, 2000. Shareholders of record received revised share certificates on April 15, 2000.

In the accompanying financial statements common stock shares have been retroactively restated to reflect the 100:1 stock split for all periods presented.



                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             MARCH 31, 2000 AND 1999
                             -----------------------


NOTE  H  -  CAPITAL  STOCK  (continued)

In March 2000, the Company issued 2,000,000 shares of restricted common stock for professional services to be rendered for the year ended December 31, 2000. These shares have been recorded at par value due to the restricted nature of the shares and the inability to determine the value of professional services to be rendered.

NOTE  I  -  ADVANCE  TO  RELATED  COMPANY

On March 31, 2000, the Company advanced 8,600,000 shares of restricted common stock to Beachaccess.Net, Inc. (see Note K). These shares of stock were used by Beachaccess.Net, Inc. to acquire customer accounts, operating and fixed assets of three internet service providers and a computer hardware distribution operation. The purchase documents between Beachaccess.Net, Inc. and the operators provided for a stock only purchase. These operations are located in North and South Carolina.

At March 31, 2000, the advance of Company stock has been recorded in the accompanying financial statements at the par value of common shares advance to Beachaccess.Net, Inc.

NOTE  J  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

Statement of Financial Accounting Standards No. 107 Disclosure about Fair Values of Financial Instruments requires disclosure of fair value to the extent possible for financial instruments which are recognized in the balance sheet. The fair value disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization or settlement. The following summarizes financial instruments by individual balance sheet account at March 31, 2000:

                                            Carrying           Fair
                                             amount            value
                                       ------------------  -------------

Financial assets:
    Cash                               $          222,826  $     222,826
                                       ==================  =============
    Advance to related Company         $               86  $         (C)
                                       ==================  =============
    Deposit on purchase of subsidiary
      company                          $               20  $         (C)
                                       ==================  =============

  Financial liabilities:
    Accounts payable and
      accrued expenses                 $           32,521  $      32,521
                                       ==================  =============
    Stockholder notes
      payable                          $          348,900  $         (B)
                                       ==================  =============
    Related party notes
      payable                          $          527,960  $         (A)
                                       ==================  =============


                           BIOFILTRATION SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          -----------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             MARCH 31, 2000 AND 1999
                             -----------------------


NOTE  J  -  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS  (continued)

The  carrying values of cash and accounts payable approximate their fair values.

(A) Due to involvement of related parties and the lack of either a stated interest rate or specific repayment date, the fair value of related party notes payable is not readily determinable.

(B) Because the stockholder notes payable are non-interest bearing and have no specified repayment dates, the fair value is not readily determinable.

(C) The carrying value of these assets has been recorded at the par value of the restricted common shares issued or advanced. These shares are presently restricted as to sales and are non-marketable. As such the fair value cannot be determined.

NOTE  K  -  SUBSEQUENT  EVENTS

On April 1, 2000, the Company signed a binding letter of intent to purchase all of the outstanding stock of Beachaccess.Net, Inc. (see Note I). Terms of the purchase provide for issuance of 21,250,000 of restricted and 3,750,000 of unrestricted shares of the Company's common stock to owners of Beachaccess.Net, Inc. As of March 31, 2000, the Company has issued 2,000,000 shares of restricted common stock as a deposit on this transaction. This deposit has been recorded in the accompanying financial statements at the par value of common stock.

Subsequent to March 31, 2000, the Company issued 3,200,000 shares of restricted common stock to Beachaccess.Net, Inc. to acquire additional internet customer accounts from various internet providers.



ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION  AND  RESULTS  OF  OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of its operations for the three month periods ended March 31, 2000 and 1999, should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Results  of  Operations

     As of March 31, 2000, the Company has no sales from operations. The Company intends to commence operations in fiscal 2000 as a manufacturer of modular biofiltration systems for treatment of a variety of waste waters. The Company intends to sell these systems worldwide and also intends to pursue other business opportunities which compliment its existing business plan.

     Since its inception in December 1992 through March 31, 2000, the Company has been in the development stage. During this period, the Company has continuously engaged in the planning and development of its business plan and raising capital. The Company's future success is wholly dependent upon proper capitalization to enable the Company to achieve sales levels which would support its cost structure. Although the Company has raised certain investment capital, there can be no assurance that future investment capital will be available to fully implement the Company's business plan.

     Since 1992, the Company has been party to an agreement whereby a related company owned by the Company's majority stockholder provides exclusive national sales services. Under the terms of the agreement, the related company is entitled to receive 30% of the Company's retail sales.

     Further, in accordance with the agreement, the related company may be paid commissions in advance of the Company. To date, the Company has a credit of $505,910 against future commissions.

     On Mach 31, 1999, the Company entered into a cancelable special services agreement with an unrelated active participation investor. Pursuant to this agreement, the investor will provide various public relations and marketing services to the Company in exchange for the right to purchase 87,500,000 shares of the Company's stock for $1,000,000. The purchase of these shares will occur in stages, at varying per share prices ranging from $.0025 to $.20 per share. At March 31, 1999, the shares associated with this agreement were recorded as subscribed common shares.

     In accordance with the above agreement, upon collection of the subscription price for the first stage, 25,000,000 shares of common stock were issued. For these shares, the $812,500 difference between the fair value of the stock at March 31, 1999 and its selling price has been recorded as stock promotion expense.

     On or about September 1, 1999, the Company was de-listed from the OTC-BB. Subsequently, the Company reduced the subscription price of the remaining 62,500,000 shares to $.005 per share. In the accompanying financial statements the stock subscription receivable was adjusted to reflect the revised subscription price.

     On March 31, 2000, the Company advanced 8,600,000 shares of restricted common stock to purchase Beachaccess.net, Inc. These shares of stock were used by Beachaccess.Net, Inc. to acquire customer accounts, operating and fixed assets of three Internet service providers and a computer hardware distribution operation. The purchase documents Beachaccess.Net, Inc. and the operators provided for a stock only purchase. These operations are located in North and South Carolina.

Liquidity  and  Capital  Resources

     The Company, at March 31, 2000, had $1,204,002 in assets. Liabilities consisting of certain accrued expenses totaled $818,900.

     In December 1998, the Company canceled a stock purchase agreement with a purchaser. As a result, 9,250,000 shares of common stock were returned to the Company. The treasury stock is recorded at the original cost per share of the stock transaction. However, these shares are currently held in an escrow account on behalf of the Company. It is the intention and practice of the Company that these shares be held for future issuance to new investors or for future services to be provided.

     Since inception, the Company has financed its operations primarily through cash provided through various short- and long-term credit facilities and through the private sale of its common stock. The Company intends to complete its first public offering of shares during 2000. The Company's management believes that sufficient funds will be raised from future operations so as to minimize the need for future equity capitalization.

     In addition, management of the Company believes the need for additional capital going forward will be derived from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to begin to generate revenues from its anticipated products, management believes the Company will need to raise additional funds to meet its cash requirements.

Inflation

     Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if and when the Company completes an acquisition or merger.

                       PART  II  -  Other  Information

Item  1.   Legal  Proceedings

     The Company is not involved in any legal proceedings or litigation, and the officers and directors are aware of no other pending litigation.

Item  2.  Changes  in  Securities.

     None.

Item  3.  Defaults  Upon  Senior  Securities

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

     None.

Item  5.  Other  Events

     None.

Item  6.  Exhibits  and  Reports  on  Form  8-K

     (a)     Exhibit  27  -  Financial  Data  Schedule

     (b) There were no reports on Form 8-K filed by the registrant for the quarter ending March 31, 2000.


                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BIOFILTRATION  SYSTEMS,  INC.

Date:  May 17, 2000                      By:  /s/  Alpha  J.  Keyser
                                              ----------------------------------
                                              Alpha J. Keyser, President and CEO
                                              (Principal  Executive  Officer)