Form 10QSB
period 2000-06-30
BIOFILTRATION SYSTEMS INC
filed 2000-08-11
CIK 1060967

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

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

     2341  Porter  Lake  Drive,  Suite  109,  Sarasota,  Florida  34240
     ------------------------------------------------------------------
            (Address  of  Principal  Executive  Office)  (Zip  Code)

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

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of June 30, 2000 was 512,890,716 shares.

                         BIOFILTRATION  SYSTEMS,  INC.

                                        INDEX

                                                                         Page
PART I  -  FINANCIAL INFORMATION:

     Item 1.  Financial Statements

          Certified Public Accountant's Review Report                     1

          Consolidated Balance Sheet - June 30, 2000                      2

          Consolidated Statements of Operations For the
          Six Months and Three Months Ended June 30, 2000 and 1999        4

          Consolidated Statements of Cash Flows - For the
          Six Months Ended June 30, 2000 and 1999                         6

          Notes to Consolidated Financial Statements                      8

    Item 2.  Management's Discussion and Analysis                        13

PART II  -  OTHER INFORMATION

    Item 1.  Legal Proceedings                                           19

    Item 2.  Changes in Securities                                       19

    Item 3.  Defaults Upon Senior Securities                             19

    Item 4.  Submissions of Matters to a Vote of Security Holders        19

    Item 5.  Other Information                                           19

    Item 6.  Exhibits and Reports on Form 8-K                            19

SIGNATURES                                                               20

                            BIOFILTRATION  SYSTEMS, INC.

                                              CONSOLIDATED  FINANCIAL STATEMENTS

                                                        JUNE  30, 2000

[GRAPHIC  OMITED]

To  the  Board  of  Directors
Biofiltration  Systems,  Inc.
Sarasota,  Florida

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

We  have  reviewed  the accompanying consolidated balance sheet of Biofiltration
Systems, Inc. as of June 30, 2000, and the related consolidated statements of operations and cash flows for the three and six months ended June 30,2000. These financial statements are the representation of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on information furnished to us by management, we believe certain disclosures required under generally accepted accounting principles have been omitted as permitted under Rule 10-01(a) of Regulation S-X of the Securities and Exchange Commission for financial statements filed with form 10-QSB. These regulations presume the users of interim financial statements have read the latest Form 10-KSB which include all disclosures required by generally accepted accounting principles. The accompanying interim financial statements disclose only material transactions, uncertainties, commitments, contingencies or subsequent events.

The Company has omitted the statement of stockholders' equity, which is a required statement under generally accepted accounting principles. This statement is not required under Rule 10-01(a) of Regulation S-X of the Securities and Exchange Commission.

Based on our review, with the exceptions of the matters described in the preceding paragraphs, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying statement of operations and cash flows of Biofiltration Systems, Inc. for the three months and six months ended June 30, 1999, were not audited or reviewed by us and, accordingly, we do not express an opinion on them.

/s/  Semago  &  Company,  P.A.
------------------------------
CERTIFIED  PUBLIC  ACCOUNTANTS
Tampa,  Florida
August  10,  2000

                            Semago & Company, P.A.
              102 W. Whiting Street Suite 600 Tampa, Florida 33602

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                 JUNE  30,  2000
                                 ---------------

                                     ASSETS
                                     ------
CURRENT  ASSETS

     Cash                              $   860,099
     Accounts receivable                   107,022
     Inventory                              59,704
     Purchased customer accounts, net      112,400
                                       ------------
         TOTAL CURRENT ASSETS            1,139,225
                                       ------------
FIXED ASSETS

     Computer equipment                    183,821
     Other                                  28,440
                                       ------------
                                           212,261
     Accumulated depreciation           (   12,958)
                                       ------------
                                           199,303
                                       ------------
OTHER ASSETS

     Patent, net                            40,163
     Prepaid sales commissions             575,910
     Goodwill, net                         378,957
     Other                                   3,878
                                       ------------
                                           998,908
                                       ------------
                                       $ 2,337,436
                                       ============

             The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------
                                 JUNE  30,  2000
                                 ---------------

LIABILITIES  AND  STOCKHOLDERS'  EQUITY
---------------------------------------


CURRENT  LIABILITIES


     Current portion of related party
          notes payable                        $     34,973
     Accounts payable and accrued expenses          152,097
     Provision for loss on disposal of
          business segments                         149,040
                                               -------------

               TOTAL CURRENT LIABILITIES            336,110
                                               -------------

OTHER LIABILITIES

     Stockholder notes payable                      348,900
     Related party notes payable, less
          current portion                            61,073
                                               -------------

                                                    409,973
                                               -------------

COMMITMENTS AND CONTINGENCIES                             -
                                               -------------

STOCKHOLDERS' EQUITY

     Common stock $.00001 par value,
          800,000,000 shares authorized,
          512,890,716 shares issued and
          outstanding                                 5,129
     Additional paid-in capital                   4,559,021
     Accumulated deficit                         (2,837,797)
                                               -------------

                                                  1,726,353

     Less treasury stock                         (  135,000)
                                               -------------

                                                  1,591,353
                                               -------------

                                               $  2,337,436
                                               =============

       The accompanying notes to consolidated financial statements are an integral part of this financial statement.

                            BIOFILTRATION  SYSTEMS, INC.
                            ----------------------------
                     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                     ----------------------------------------
                    FOR  THE SIX MONTHS AND THREE MONTHS ENDED
                            JUNE  30,  2000  AND  1999
                     ----------------------------------------

                                           Six-months  ended
                                       --------------------------
                                            2000        1999
                                       ------------  ------------
                                       (Unaudited)   (Unaudited)

REVENUES                               $   166,432   $         -

COST OF REVENUES                            52,640             -
                                       ------------  ------------

GROSS PROFIT                               113,792             -
                                       ------------  ------------

OTHER EXPENSES

  General and administrative               879,441       125,418
  Depreciation and amortization             44,589         2,042
  Stock promotion expenses                       -       812,500
  Interest                                  22,001        20,443
                                       ------------  ------------

                                           946,031       960,403
                                       ------------  ------------

LOSS FROM CONTINUING OPERATIONS         (  832,239)   (  960,403)
                                       ------------  ------------

DISCONTINUED OPERATIONS

  Loss from discontinued operations     (  230,720)            -
  Loss on disposal of discontinued
    operations                          (  149,040)            -
                                       ------------  ------------

                                        (  379,760)            -
                                       ------------  ------------

NET LOSS                               $(1,211,999)  $(  960,403)
                                       ============  ============

LOSS PER COMMON SHARE

  Loss from continuing operations      $(    .0018)  $(    .0024)
                                       ============  ============

  Loss from discontinued operations    $(    .0005)  $         -
                                       ============  ============

  Loss from disposal of discontinued
    operations                         $(    .0003)  $         -
                                       ============  ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (IN HUNDREDS)              4,654,152     3,959,100
                                       ============  ============

                The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                    -----------------------------------------
                             JUNE 30, 2000 AND 1999
                             ----------------------
                                   (Continued)


                                          Three-months  ended
                                       --------------------------
                                            2000        1999
                                       ------------  ------------
                                       (Unaudited)   (Unaudited)

REVENUES                               $   166,432   $         -

COST OF REVENUES                            52,640             -
                                       ------------  ------------
GROSS PROFIT                               113,792             -
                                       ------------  ------------
OTHER EXPENSES
  General and administrative               832,080       112,465
  Depreciation and amortization             43,298         1,021
  Stock promotion expenses                       -       812,500
  Interest                                  10,861        10,286
                                       ------------  ------------
                                           886,239       936,272
                                       ------------  ------------
LOSS FROM CONTINUING OPERATIONS         (  772,447)   (  936,272)
                                       ------------  ------------
DISCONTINUED OPERATIONS
  Loss from discontinued operations     (  230,720)            -
  Loss on disposal of discontinued
    operations                          (  149,040)            -
                                       ------------  ------------

                                        (  379,760)            -
                                       ------------  ------------
NET LOSS                               $(1,152,207)  $(  936,272)
                                       ============  ============
LOSS PER COMMON SHARE
  Loss from continuing operations      $(    .0015)  $(    .0024)
                                       ============  ============
  Loss from discontinued operations    $(    .0005)  $   (     -)
                                       ============  ============
  Loss from disposal of discontinued
    operations                         $(    .0003)  $   (     -)
                                       ============  ============
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (IN HUNDREDS)              5,098,012     3,959,100
                                       ============  ============

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                             ----------------------


                                                  Six  months  ended
                                               ------------------------
                                                   2000         1999
                                               ------------  ----------
                                                (Unaudited)  (Unaudited)

CASH  FLOWS  FROM  OPERATING  ACTIVITIES

  Cash received from customers                 $    59,410   $       -
  Cash paid for continuing operating
    expenses                                    (  195,869)   (126,351)
  Cash paid for discontinued operations                  -           -
  Interest                                      (    2,570)   (  4,198)
                                               ------------  ----------

    Net cash used by operating activities       (  139,029)   (130,549)
                                               ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Advances (to) from related company            (  110,000)      3,184
  Purchase of fixed assets                               -           -
                                               ------------  ----------

    Net cash used by investing activities       (  110,000)      3,184
                                               ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds from sale of stock                    1,125,362           -
  Collections on stock subscriptions
    receivable                                           -     122,000
  Repayment of related party notes
    payable                                     (   16,241)          -
                                               ------------  ----------

    Net cash provided by financing activities    1,109,121     122,000
                                               ------------  ----------

INCREASE (DECREASE) IN CASH                        860,092    (  5,365)

CASH, BEGINNING OF PERIOD                                6       9,120
                                               ------------  ----------

CASH, END OF PERIOD                            $   860,098   $   3,755
                                               ============  ==========

                The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE SIX MONTHS ENDED
                            ------------------------
                             JUNE 30, 2000 AND 1999
                             ----------------------

                                            Six  months  ended
                                        ------------------------
                                            2000         1999
                                        ------------  ----------
                                        (Unaudited)  (Unaudited)

        RECONCILIATION OF NET LOSS TO
     CASH FLOWS FROM OPERATING ACTIVITIES
     ------------------------------------

NET LOSS                                $(1,211,999)  $(960,403)

RECONCILING ADJUSTMENTS

  Depreciation and amortization              44,589       2,042
  Loss on disposal of discontinued
    operations                              379,760           -
  Increase in accounts receivable        (  107,022)          -
  Increase in inventory                  (   59,704)          -
  Increase in accounts payable and
    accrued expenses                        112,259    (  2,824)
  Decrease in other assets                    8,657           -
  Stock issued in lieu of compensation      675,000           -
  Treasury stock acquired by way of
    reduction of expenses                         -     812,500
  Contribution of accrued interest
    to paid-in capital                       19,431      18,136
                                        ------------  ----------

CASH FLOWS FROM OPERATING               $(  139,029)  $(130,549)
                                        ============  ==========


         NONCASH INVESTING AND FINANCING ACTIVITIES
         ------------------------------------------

DECREASE IN ACCRUED INTEREST
  PAYABLE THROUGH CONTRIBUTION
  TO PAID-IN CAPITAL                    $    19,431   $  18,136
                                        ============  ==========

ACQUISITION OF AND INVESTMENT IN
  SUBSIDIARY COMPANY BY ISSUANCE
  OF COMMON STOCK                       $ 1,657,257   $       -
                                        ============  ==========

                The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2000
                                  -------------

The information presented herein as of June 30, 2000, and for the six and three-months ended June 30, 2000 and 1999, is unaudited.

NOTE  A  -  BASIS  OF  PRESENTATION

The accompanying consolidated financial statements of Biofiltration Systems, Inc. (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Securities and Exchange Commission's Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the six and three-month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the December 31, 1999 financial statements and footnotes included in the Company's initial registration statement with the Securities and Exchange Commission.

As of April 1, 2000, the Company commenced operations and is no longer a development stage company.

NOTE  B  -  BUSINESS  ACQUISITIONS

Effective April 1, 2000, the Company purchased all of the outstanding stock of Beach Access.Net, Inc., an internet service provider located in South Carolina. The purchase price was 1,750,000 unrestricted shares of the Company's common stock.

In connection with this purchase, the Company recorded $226,010 of goodwill which is being amortized over five years. For the six months ended June 30, 2000, $11,300 was recorded as goodwill amortization.

In connection with the initial acquisition of Beach Access.Net, Inc. the Company invested 8,600,000 shares of restricted common stock in Beach Access.Net, Inc. to acquire other related business assets and operations. In connection with these acquisitions, goodwill of $279,896, was recorded by Beach Access.Net, Inc. For the six months ended June 30, 2000, $13,995 was recorded as goodwill amortization.

In connection with this acquisition, the Company issued to the former owner and certain employees of Beach Access.Net, Inc. 8,000,000 shares of unrestricted and restricted common stock as a signing bonus and additional compensation.

Further, a five year employment agreement was signed with the former owner providing for the following:

-     annual  salary  of  $60,000;

- options to purchase additional shares of restricted common stock for $.001 per share as follows (contingent upon certain performance criteria being met):
   -     3,250,000  shares  at  any  time
   -     4,000,000  shares  beginning  January  1,  2001
   -     4,000,000  shares  beginning  January  1,  2002
   -     4,000,000  shares  beginning  January  1,  2003

- a covenant not to compete for a two year period in certain, as defined, businesses.

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2000
                                  -------------

NOTE  B  -  BUSINESS  ACQUISITIONS  (continued)

The stock issued as a signing bonus and additional employee compensation have been recorded at the stock's fair market value as of April 1, 2000, less a 50% discount on certain shares because of their restricted nature. In the accompanying statement of operations for the six months ended June 30, 2000, employee compensation of $675,000 has been recorded to reflect the issuance of these shares.

In May 2000, Beach Access.Net, Inc. acquired all of the common stock of Revcon Technologies, Inc. and the business assets of Alliance Computer Systems, LLC. Both of these companies provide networking, programming and wireless connectivity services. The purchase price for both was 1,000,000 shares of restricted common stock. In connection with these purchases, Beach Access.Net, Inc. recorded assets in excess of the purchase price of $102,479, which is being amortized over five years. Amortization will commence July 1, 2000. Neither of these operations had significant operations during the six months ended June 30, 2000.

In connection with the Revcon Technologies, Inc. and Alliance Computer Systems, LLC acquisitions, the former owners signed five year employment agreements with Beach Access.Net, Inc. These agreements provide for the following:


-          annual  salaries  aggregating  $110,000;

-          options  to purchase additional shares of restricted shares of common
           stock  for  $.001  per  share      as  follows:

     - 1,000,000 restricted shares contingent upon certain performance criteria associated with mobile wireless internet operation being met;

     - 1,000,000 restricted shares contingent upon certain further performance criteria associated with mobile wireless internet operation being met;

- a covenant not to compete for a two year period in certain, as defined, businesses.

Through June 30, 2000, the performance criteria associated with the above stock options had not been met.

In April 2000, Beach Access.Net, Inc. acquired the rights to provide internet access for twelve months to approximately 1,300 customers. The cost for these rights was 3,200,000 shares of restricted common stock. Terms of the agreements provide for monthly service fees of $20,000.

In the accompanying financial statements, the purchase of these customers has been recorded at the fair market value of stock issued, less a 50% discount because of the restricted nature of the stock. The cost of the purchase is being amortized over twelve months. For the six months ended June 30,2000, amortization of the purchase price amounted to $15,600.

On August 1, 2000, certain of the above agreements were modified. The modification provided for an additional 180,000 shares of restricted stock to be issued for the right to provide internet services to the same customers.

NOTE  C  -  STOCK  SPLIT

In March 2000, effective April 15, 2000, the Company's Board of Directors approved a 100:1 stock split. In conjunction with this stock split, the par value of the Company's stock was changed to $.00001.

All shares disclosed in the accompanying financial statements reflect the effect of the 100:1 stock split.

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2000
                                  -------------

NOTE  D - NET  LOSS  PER  COMMON  SHARE

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128.

NOTE  E  -  SEGMENTS

The Company operates in two business segments, pollution treatment systems and internet technology. Currently, the only operating segment is the internet technology group. For the six months ended June 30, 2000 and 1999, information on reportable segments is as follows:

                                Pollution    Internet
                                treatment    technology        Total
                                -----------  -------------  ------------
Six months ended June 30, 2000

External revenue                $        -   $    166,432   $   166,432
                                ===========  =============  ============

Intersegment revenue            $        -   $          -   $         -
                                ===========  =============  ============

Loss from continuing
operations                      $  (80,762)  $ (  751,477)  $(  832,239)

Loss from discontinued
operation                                -    (   379,760)   (  379,760)
                                -----------  -------------  ------------

                                $  (80,762)  $ (1,131,237)  $(1,211,999)
                                ===========  =============  ============

For the six months ended June 30, 1999, the Company only operated as a pollution treatment company.

Since December 31, 1999, the Company has added the operations and assets of the internet technology segment. This segment was added on April 1, 2000. As of June 30, 2000, total assets of the internet technology segment were $654,654.

NOTE  F  -  DISCONTINUED  OPERATIONS

In early July 2000, Company management decided to discontinue and dispose of certain measurable portions of its internet technology segment. Management estimates that by August 15, 2000, all of these operations will be discontinued and assets will be disposed of. The results of operations for the periods presented are reported as a component of discontinued operation in the statements of operation. Additionally, management's estimate of the loss on disposal is presented as a separate component of discontinued operations. The estimated loss on the disposal of discontinued operations represents the estimated loss on disposal of the segment's assets and operation through August 15, 2000.

Summarized results of the disposed segment portions for the six months ended June 30, 2000, are as follows:

          Net  sales                                $ 296,043
                                                    ==========

          Operating  loss                           $(230,720)
                                                    ==========

          Loss  from  discontinued
             operations                             $(149,040)
                                                    ==========

For the six months ended June 30, 1999, the Company did not operate in the above segment.

                           BIOFILTRATION SYSTEMS, INC.
                           ---------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2000
                                  -------------

NOTE  G  -  FINANCIAL  STATEMENTS  ISSUED  IN  PRIOR  PERIODS

The accompanying financial statements reflect certain accounting changes that will be made to previously issued financial statements. These previously issued financial statements are pending change subject to addressing other technical questions raised by the Securities and Exchange Commission.

A summary of accounting changes reflected in the accompanying June 30, 2000, financial statements that will be restated in previously issued financial statements are as follows:

- The Company had previously recorded the cost of the patent at $470,000. This reflected the purchase price from a related company. This cost has been reduced to $61,073, which reflects the related company's amortized cost, and is being amortized over its useful life. The difference in recorded value and is cost has been charged to additional paid-in capital.

- The $470,000 note payable associated with the purchase of the patent has been reduced to the patent's amortized cost. The difference between the original recorded value and revised value has been credited to paid-in capital. Interest expense previously recorded has been adjusted.

- Stockholder notes payable do not bear interest. Interest on these notes has been revised to reflect interest at average prime plus 1%, which has been contributed to paid-in capital.

The effect of the above adjustment on the December 31, 1999, financial statements are as follows:

                      As previously
                        reported      Adjustments    Restated
                      --------------  -------------  ---------

Assets                $      941,346  $   (427,795)  $ 513,551
                      ==============  =============  =========

Liabilities           $      910,147  $   (409,122)  $ 501,025
                      ==============  =============  =========

Stockholders' equity  $       31,199  $   ( 18,673)  $  12,526
                      ==============  =============  =========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of its operations for the six-month periods ended June 30, 2000 and 1999 should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes", "anticipates", "intends, "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

PLAN  OF  OPERATION

Liquidity  and  Capital  Resources
----------------------------------

     During the second quarter, the Company sold 4,930,716 shares of restricted stock for cash. The average share price was $.16, generating $789,000 for the Company. The current cash balance is $860,099. The Company believes that this cash will be adequate to fund operations and capital programs for the remainder of the year.

     The Company, at June 30, 2000, had $2,337,436 in assets. The increase in assets from the prior period is due primarily to the issue of stock for cash and acquisition, for stock, of Beach Access.Net, Inc. and related entities. Liabilities consisting of certain accrued expenses totaled $746,083.

     The Company has reduced the value of its Patent from $470,000 to $61,073, less accrued amortization. The Company has made this change to reflect the actual costs related to the Patent, in accordance with regulatory requirements. The Company has also reduced the offsetting Note Payable to related entities, with the entity's approval. The resulting adjustment to interest expense is reflected in Additional Paid-In Capital.

     The Company has also recorded revised accrued interest on Shareholder Notes of $348,900. The Notes had previously been recorded as zero interest notes. In lieu of interest, shareholders received additional stock certificates. Interest equal to the par value of the shares had been recorded. In accordance with regulatory requirements, interest, at the rate of Prime + 1% during the term of the notes, has been accrued, with the adjustment reflected in Paid-In Capital.

     Since inception, the Company has financed its operations primarily through cash provided through various short- and long-term credit facilities and through the private sale of its common stock. The Company's management believes the need for additional capital going forward will be derived from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to generate sufficient revenues from its products and services, management believes the Company will need to raise additional funds to meet its cash requirements.

Inflation
---------

     Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue if or when the Company completes an acquisition or merger.

Pollution  Treatment  Systems  Group
------------------------------------

     The Company continues to aggressively market its pollution treatment technology to the airports of America - there are 415. The Company believes that the environmental, governmental and economic factors related to the treatment and disposal of wastewater are more favorable to the Company than at any time in the past. Enforcement of the regulations regarding the Clean Water Act is becoming more aggressive. Managers of Publicly Owned Treatment Works
(POTW), more commonly known as the "sewer company", are looking for ways to reduce the Chemical Oxygen Demand (COD) or the Biochemical Oxygen Demand (BOD) entering their facilities from local area wastewater collection.

     The industry trend appears to be toward pre-treatment of wastewater by the originator before release into public systems.

     A major focus of Company's marketing efforts has been on the treatment of wastewater runoff from deicing of aircraft at airports. Because this wastewater contains a high COD from the primary deicing component, glycol, traditional methods of disposal or treatment are becoming obsolete and/or no longer cost effective. In an effort to reduce costs through application of technology, airport managers are seeking companies with pollution treatment technology. The Company has seen an increase in the number of airport managers contacting the Company to learn more about our solution.

     Significant factors affecting the sales cycle for the Company's product are the budgetary and approval process of municipal airports. Major capital investments usually take many months or sometimes years to approve. Over the last few years, the Company has developed significant relationships within the airport management system and expertise in the specific needs for wastewater systems on airport complexes.

     The Company has also developed a pricing model which is tailored to the needs of the individual airport budgeting system. This approach has been favorably received.

     The Company expects to market two airport systems during the remainder of this year. The expected annual revenues are $550,000 for these contracts. The contract terms are for five years with two five-year renewal options. The cost of treatment is competitive with the POTW, making the Company's solution viable for the user.

     The size of system depends on the amount of wastewater volume and the COD/BOD concentrations to be treated. The Company's system would be located on the airport grounds and would involve pre-treatment of wastewater prior to discharge.

     The handling of wastewater is a major consideration by county commissioners, land use specialists and other local authorities in the granting of zoning and building permits. With pre-treatment, zoning officials can approve more residential customers with existing capacity.

     Therefore, this pre-treatment process is valuable to the POTW manager as well. The POTW plant's primarily mission is to serve the residential customer. As more industrial waste is added to their system, they must either expand plant capacity or restrict the industrial customer who is usually the larger contributor of COD/BOD's to the system albeit the larger revenue producer as well. With pre-treatment, the POTW manager can service more residential customers without plant expansion.

     An emerging market for the Company is agricultural wastewater from sources such as feedlots, processing plants and facilities where there is a high organic component in the wastewater. Traditionally, in feedlot operations, large lagoons have been used for treatment of wastewater. Due to population growth, many of these facilities are facing local opposition to the smell generated by the decomposition of this organic component. In addition, the operator has usually committed significant land resources to the lagoons. Both operator and resident would like to see the size of lagoons reduced. With the Company solution, the operator can process the same or greater amount of wastewater with less land and the same or lower cost.

     The Company expects to market one agricultural system this year with annualized contract revenues of $220,000. The contract would be similar to those mentioned above.

     The total expected revenue from the Pollution Treatment Systems Group for systems sold this year is expected to be $765,000 on an annualized basis. The commission payable to the national marketing company related to these sales is expected to significantly reduce the outstanding Prepaid Sales Commissions of $575,910.

     Since 1992, the Company has been party to an agreement whereby a related company, owned by the Company's majority stockholder, provides exclusive national sales services. Under the terms of the agreement, the related company is entitled to receive 30% of the Company's pollution treatment systems sales. In addition, under the terms of the agreement, the marketing company is to pay for all pollution treatment systems marketing expenses from the commissions received from the Company.

     The agreement also provided that the related company may be paid commissions in advance by the Company.

     The Company expects that the sales results of the Pollution Treatment Systems Group will continue to expand in the coming years. The Company sees the market forces and Company sales efforts combining to make the Company's product a cost effective, viable solution to the wastewater treatment and disposal issue.

Technology  Group
-----------------

     In April of this year, the Company completed a major goal of expanding its technology capability through the acquisition of Beach Access.Net, Inc. (Beach Access). Beach Access subsequently acquired additional companies and assets, expanding its Internet Service Provider (ISP) capacity, wireless systems technology, network and computer installation and repair and software and database development capability. The acquisition of Beach Access brought with it the technology for a wireless Internet access capability.

     Beach Access is marketing this technology under the trade name of "SWOMI(TM)", Seamless Wireless Omni-directional Mobile Internet (the Company is in the process of applying for the Trade Mark). SWOMI(TM) offers the user true roaming capability within the SWOMI(TM) system with access speeds of 2mb. The SWOMI(TM) system incorporates Beach Access ISP assets and allows customers to link their computers, at T-1 access speeds, for video, audio or data transmission on the Internet using a patented roaming technology.

     Beach Access is installing a prototype system covering over six contiguous miles of the Myrtle Beach, South Carolina area. Using the SWOMI(TM) equipment, a user will be able to move within the SWOMI(TM) network area with no loss of service or degradation of speed.

     Applications  for  the  product  are  numerous,  but a few are listed here:
Hotels and motels, convention centers, RV parks, etc. Within the Myrtle Beach market area, the Chamber of Commerce estimates that there are over 13 million visitors per year. Generally, visits are for a one-week period, which would be 250,000 visitors per week. Beach Access's research and resort manager comments indicate that at least 10,000 of these 250,000 weekly visitors would be interested in a high-speed wireless Internet access capability during their stay.

     Beach Access anticipates charging a weekly usage fee of $40 for each of these customers. This would equal a weekly revenue stream of $400,000 or an annualized revenue stream of over $20 million.

     The Company has committed at least $150,000 of its cash reserves to complete the Beach Access prototype. Subsequent to quarter end, Beach Access successfully completed the testing of the system and began development of the prototype system. The prototype is expected to be complete and operational by the end of August.

Subsequent to quarter end, Beach Access began negotiations with several resort and convention facilities in the Myrtle Beach area for the implementation of SWOMI(TM) in their operations.

     The Company expects to market the SWOMI(TM) system in other areas of the country after completion of the Myrtle Beach project.

RESULTS  OF  OPERATIONS

Acquisitions
------------

     During  April  2000,  the  Company  finalized  the  acquisition  of  Beach
Access.Net, Inc. (Beach Access). The acquisition was funded with 1,750,000 free-trading shares of Company stock. This acquisition completed the Company's goal of providing a means for remote monitoring of pollution treatment sites and expanding its internal technology capability. Beach Access is operated and managed as a wholly owned subsidiary and is charged with the mission to be the technology group of the Company and a leader in the wireless Internet access market.

     Beach Access is located in Myrtle Beach, South Carolina and is one of two Internet Service Providers (ISP) in the local market. As part of the operating plan for expansion, Beach Access made the following acquisitions in the second quarter: 1) in April, acquired the Internet service equipment and Internet subscriber customers from three local competitors and also the assets of a computer wholesale company, 2) in May, acquired the Internet servicing rights to approximately 1,300 resort customers, acquired Revcon, Inc., a company in the wireless systems industry and acquired the assets of Alliance Computers, LLC, a company in the computer networking, programming and wireless connectivity industry. These assets were purchased with 12,800,000 shares of Company stock.

     As part of the acquisition, the Company negotiated employment agreements with the key managers. Jay Knabb remains as CEO of Beach Access. As part of his five-year employment contract, he was awarded 4,000,000 shares of stock, half of which are free trading, as a signing bonus. Additionally, he will receive options, upon signing, of 3,250,000 shares and options of 4,000,000 shares of stock on January 1 of each year for 3 years, beginning on January 1, 2001. In addition, as part of the acquisition, the Company awarded 4,000,000 shares of stock as signing bonuses to various Beach Access employees.

     Ken Borge, President, Revcon, has been hired as Vice President, Research and Development of Beach Access. Revcon was purchased for 293,333 shares of Company stock. The Company negotiated a five-year employment contract with Ken, which provided two options, each for 293,333 shares of Company stock. The Company expects the criteria for award of the options to be met in the third quarter.

     The Company completed negotiations with Paul Aubin, President, Alliance Computers, LLC for the purchase of their assets for 706,667 shares of Company stock. Paul was hired under a five-year employment contract as the Vice President, Operations for Beach Access. The employment agreement provides two options, each for 706,667 shares of Company stock. The Company expects the criteria for award of the options to be met in the third quarter.

Operations
----------

     The Company has shown a current quarter loss of <$1,211,999>, of which $<1,131,237> resulted from Beach Access acquisition and operations. This loss is due primarily to the employment agreement compensation for Jay Knabb and the losses on discontinuance and disposition of companies.

     The Company pollution treatment and corporate activities has generated a loss of <$80,762>. The pollution treatment group did not have any revenues during the quarter. Expenses were primarily related to accounting and professional fees, interest expense and travel.

     The most significant entity loss is for PC Wholesale (PCW). PCW is a company in the wholesale computer parts and repair business. PCW also had a significant pager service business. This company, along with Knight Design, an ISP, was purchased to develop a market presence in Fayetteville, NC. The operational plan was to expand the ISP business through the PCW facility, focusing initially on converting the pager customers to ISP customers. PCW was purchased for 2,500,000 shares and Knight Design for 1,800,000 shares.

     Due to phone company delays, Beach Access was unable to install, timely, a T-1 line for its ISP operations into the PC Wholesale facility. As a result, the Knight Design customers were lost. Since the primary focus of Beach Access is ISP and wireless operations, not computer wholesale parts sales, the decision was make to discontinue PC Wholesale operations. This decision was made in early July.

     For Knight Design, Beach Access is renegotiating the sale terms with the expectation to reduce the loss on disposition from 1,800,000 shares of Company stock to only 400,000. However, until the agreement is signed, the Company is recognizing the full impact of the loss on disposition equivalent to 1,800,000 shares of stock. When the agreement is signed, the Company will recognize the recovery. The resulting losses from PC Wholesale and Knight Design discontinuance and dispositions are reflected in the accompanying financial statements.

     Beach  Access's  ongoing  ISP  operations  are  self-funding.

     On or about April 15, 2000, the Company stock was split 100:1. The accompanying financial statements reflect this split. Because of the split, the stock's par value was changed from $.001 to $.00001.

                      PART  II  -  OTHER  INFORMATION

Item  1.  LEGAL  PROCEEDINGS

     The Company is not involved in any legal proceedings or litigation, and the officers and directors are aware of no other pending litigation.

Item  2.  CHANGES  IN  SECURITIES.

     In March, 2000, the Company's Board of Directors approved a 100:1 stock split with an effective date of April 15, 2000. In conjunction with this stock split, the par value of the Company's stock was amended to $.00001.

Item  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None

Item  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     None.

Item  5.  OTHER  EVENTS

     None.

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibit  27  -  Financial  Data  Schedule

     (b) There were no reports on Form 8-K filed by the registrant for the quarter ending June 30, 2000.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BIOFILTRATION  SYSTEMS,  INC.

Date:  August 9, 2000                      By:  /s/  Alpha  J.  Keyser
                                           ----------------------------------
                                           Alpha J. Keyser, President and CEO
                                           (Principal  Executive  Officer)