Form 10QSB
period 2000-09-30
BIOFILTRATION SYSTEMS INC
filed 2000-11-14
CIK 1060967

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-29329

                          BIFS TECHNOLOGIES CORPORATION
                 (formerly known as BIOFILTRATION SYSTEMS, INC.)
             (Exact Name of Registrant as Specified in its Charter)

                  Florida                                65-0382549
                  --------                               ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required  to  file  such  reports)  and  (2)  has been  subject to  such  filing
requirements for the past 90 days.   Yes   X           No ___
                                        -----

The  number  of  shares  of  registrant's  Common  Stock,   $.00001  par  value,
outstanding as of September 30, 2000 was 519,320,716 shares.

                                               BIFS TECHNOLOGIES CORP.

                                                        INDEX

                                                                           Page

PART I  -  FINANCIAL INFORMATION:

         Item 1.  Financial Statements

                  Certified Public Accountant's Review Report                  1

                  Consolidated Balance Sheet - September 30, 2000              2

                  Consolidated Statements of Operations For the
                  Nine Months and Three Months Ended
                  September 30, 2000 and 1999                                  4

                  Consolidated Statements of Cash Flows For the
                  Nine Months Ended September 30, 2000 and 1999                6

                  Notes to Consolidated Financial Statements                   8

         Item 2.  Management's Discussion and Analysis                        13

PART II  -  OTHER INFORMATION

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

     Important factors that may cause actual results to differ from projections include, for example:

         o the success or failure of management's efforts to implement their business strategy;
         o  our ability to protect our intellectual property rights;
         o  our ability to compete with major  established  companies;
         o  our  ability to attract  and retain  qualified  employees;  and
         o  other risks which may be described in future filings with the SEC.


                           BIOFILTRATION SYSTEMS, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

To the Board of Directors
Biofiltration Systems, Inc.
Sarasota, Florida

                         Independent Accountants' Report

We have reviewed the accompanying consolidated balance sheet of Biofiltration Systems, Inc. as of September 30, 2000, and the related consolidated statements of operations and cash flows for the three and nine months ended September 30,2000. These financial statements are the representation of the Company's management.

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

Based on information furnished to us by management, we believe certain disclosures required under generally accepted accounting principles have been omitted as permitted under Rule 10-01(a) of Regulation S-X of the Securities and Exchange Commission for financial statements filed with form 10-QSB. These regulations presume the users of interim financial statements have read the latest form 10-KSB which includes all disclosures required by generally accepted accounting principles. The accompanying interim financial statements disclose only material transactions, uncertainties, commitments, contingencies or subsequent events.

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

The accompanying consolidated statements of operations and cash flows of Biofiltration Systems, Inc. for the three months and nine months ended September 30, 1999, were not audited or reviewed by us and, accordingly, we do not express an opinion on them.




CERTIFIED PUBLIC ACCOUNTANTS
(a.k.a. Semago & Company, P.A.)
Tampa, Florida
November 7, 2000

                           BIOFILTRATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     ASSETS



CURRENT ASSETS

    Cash                                                             $   875,373
    Accounts receivable                                                   26,894
    Inventory                                                             31,192
    Purchased customer accounts, net                                     104,641
                                                                     -----------

        TOTAL CURRENT ASSETS                                           1,038,100
                                                                     -----------

FIXED ASSETS

    Wireless internet access system,
        under construction                                               131,770
    Computer equipment                                                   189,410
    Other                                                                 26,059
                                                                     -----------

                                                                         347,239
    Accumulated depreciation                                         (   22,484)
                                                                     -----------

                                                                         324,755

OTHER ASSETS

    Patent, net                                                           39,142
    Prepaid sales commissions                                             18,000
    Goodwill, net                                                        270,090
    Other                                                                  3,878
                                                                     -----------

                                                                         331,110

                                                                     $ 1,693,965


                     The accompanying notes to consolidated
                financial statements are an integral part of this
                              financial statement.

                           BIOFILTRATION SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES


    Current portion of related party
        notes payable                                                $    34,848
    Accounts payable and accrued expenses                                 86,590
                                                                     -----------

        TOTAL CURRENT LIABILITIES                                        121,438
                                                                     -----------

OTHER LIABILITIES

    Stockholder notes payable                                            348,900
    Related party notes payable, less
        current portion                                                   61,073
                                                                     -----------

                                                                         409,973

COMMITMENTS AND CONTINGENCIES                                                 -
                                                                     -----------

STOCKHOLDERS' EQUITY

    Common stock $.00001 par value,
        800,000,000 shares authorized,
        519,320,716 shares issued and
        505,820,716 shares outstanding                                     5,193
    Additional paid-in capital                                         5,190,391
    Accumulated deficit                                              (3,898,030)
                                                                     -----------

                                                                       1,297,554

    Less treasury stock                                              (  135,000)
                                                                     -----------

                                                                       1,162,554

                                                                     $ 1,693,965


                     The accompanying notes to consolidated
                financial statements are an integral part of this
                              financial statement.

                           BIOFILTRATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                     -------- ----------------------------

                                                         Nine-months ended
                                                                               2000                    1999
                                                                           -----------             -----------
                                                                           (Unaudited)             (Unaudited)

REVENUES                                                               $   288,623             $     6,021

COST OF REVENUES                                                               113,641                    -
                                                                           -----------             -----------

GROSS PROFIT                                                                   174,982                   6,021
                                                                           -----------             -----------

OTHER EXPENSES

    General and administrative                                               1,953,516                 194,311
    Depreciation and amortization                                              107,869                   3,244
    Stock marketing expenses                                                      -                    812,500
    Research and development                                                    17,775                    -
    Interest                                                                    31,892                  30,577
                                                                           -----------             -----------

                                                                             2,111,052               1,040,632
                                                                           -----------             -----------

LOSS FROM CONTINUING OPERATIONS                                             (1,936,070)             (1,034,611)
                                                                           -----------             -----------

DISCONTINUED OPERATIONS

    Loss from discontinued operations                                       (  163,220)                   -
    Loss on disposal of discontinued
        operations                                                          (  172,939)                   -
                                                                           -----------             -----------

                                                                            (  336,159)                   -
                                                                           -----------             -----------

NET LOSS                                                                   $(2,272,229)            $(1,034,611)
                                                                            ===========             ===========

LOSS PER COMMON SHARE

    Loss from continuing operations                                        $(     .004)            $(     .003)
                                                                           ===========             ===========

    Loss from discontinued operations                                      $      -                $      -
                                                                           ===========             ===========

    Loss from disposal of discontinued
        operations                                                         $      -                $      -
                                                                           ===========             ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)                                            4,820,818               4,127,582
                                                                           ===========             ===========



                     The accompanying notes to consolidated
               financial statements are an integral part of these
                              financial statements.

                           BIOFILTRATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                      ------- ----------------------------
                                   (Continued)

                                                                                                 Three-months ended
                                                                               2000                    1999
                                                                           -----------             -----------
                                                                            (Unaudited)            (Unaudited)

REVENUES                                                                   $   122,191             $     6,021

COST OF REVENUES                                                                61,001                    -
                                                                           -----------             -----------

GROSS PROFIT                                                                    61,190                   6,021
                                                                           -----------             -----------

OTHER EXPENSES

    General and administrative                                               1,074,768                  68,893
    Depreciation and amortization                                               63,280                   1,202
    Stock marketing expenses                                                      -                       -
    Research and development                                                    17,775                    -
    Interest                                                                     9,891                  10,134
                                                                           -----------             -----------

                                                                             1,165,714                  80,229
                                                                           -----------             -----------

LOSS FROM CONTINUING OPERATIONS                                             (1,104,524)             (   74,208)
                                                                           -----------             -----------

DISCONTINUED OPERATIONS

    Income from discontinued operations                                         71,542                    -
    Loss on disposal of discontinued
        operations                                                          (   27,941)                   -
                                                                           -----------             -----------

                                                                                43,601                    -
                                                                           -----------             -----------

NET LOSS                                                                   $(1,060,923)            $(   74,208)
                                                                           ===========             ===========

LOSS PER COMMON SHARE

    Loss from continuing operations                                        $(     .002)            $      -
                                                                           ===========             ===========

    Income from discontinued operations                                    $      -                $      -
                                                                           ===========             ===========

    Loss from disposal of discontinued
        operations                                                         $      -                $      -
                                                                           ===========             ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)                                            5,171,405               4,209,100
                                                                           ===========             ===========



                     The accompanying notes to consolidated
               financial statements are an integral part of these
                              financial statements.

                           BIOFILTRATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

                                                                                Nine months ended
                                                                           --------------------------
                                                                                     2000               1999
                                                                                 -----------        ------------
                                                                                 (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                                                  $   261,729          $   6,021
   Cash paid for continuing operating
      expenses                                                                    (  740,865)          (191,478)
   Cash paid for discontinued operations                                          (   65,592)           -
   Interest                                                                       (    1,832)          ( 14,332)
                                                                                 -----------          ---------

      Net cash used by operating activities                                       (  546,560)           (199,789)
                                                                                 -----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related company                                                    (  128,000)          (  5,166)
   Repayment of advances to related company                                          575,910               -
   Purchase of fixed assets                                                       (  134,979)          ( 32,199)
                                                                                 -----------          ---------

      Net cash provided (used) by investing
         activities                                                                  312,931            ( 37,365)
                                                                                 -----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from line of credit payable                                                 -                79,871
   Proceeds from sale of stock                                                     1,125,362             58,991
   Collections on stock subscriptions
      receivable                                                                        -               122,000
   Repayment of related party notes
      payable                                                                     (   16,366)              -
                                                                                 -----------          ---------

      Net cash provided by financing activities                                    1,108,996             260,862
                                                                                 -----------           ---------

NET INCREASE IN CASH                                                                 875,367             23,708

CASH, BEGINNING OF PERIOD                                                                  6              9,120
                                                                                 -----------          ---------

CASH, END OF PERIOD                                                              $   875,373          $  32,828
                                                                                 ===========          =========


                     The accompanying notes to consolidated
               financial statements are an integral part of these
                              financial statements.

                           BIOFILTRATION SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999

                                                                         Nine-months ended
                                                                      -------------------------
                                                                                     2000                1999
                                                                                 -----------         ----------
                                                                                 (Unaudited)         (Unaudited)

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                                         $(2,272,229)          $(1,034,611)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                                                     107,869                 3,244
   Loss on disposal of discontinued
      operations                                                                     336,159                   -
   Increase in accounts receivable                                                (   26,894)                  -
   Increase in inventory                                                          (   31,192)                  -
   Increase in accounts payable and
      accrued expenses                                                                46,752                   942
   Increase in other assets                                                       (    1,150)                  -
   Stock issued for services                                                       1,334,375                   -
   Treasury stock acquired by way of
      reduction of expenses                                                             -                  812,500
   Contribution of accrued interest
      to paid-in capital                                                              27,250                18,136
   Recovery of stock investment in
      subsidiary company                                                          (   67,500)                  -
                                                                                 -----------            -----------

CASH FLOWS FROM OPERATING                                                        $(  546,560)          $(  199,789)
                                                                                 ===========            ===========



                   NONCASH INVESTING AND FINANCING ACTIVITIES


DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                                                            $    27,250            $    18,136
                                                                                 ===========            ===========

ACQUISITION OF AND INVESTMENT IN
   SUBSIDIARY COMPANY BY ISSUANCE
   OF COMMON STOCK                                                               $ 1,589,757            $      -
                                                                                 ===========            ===========


                     The accompanying notes to consolidated
               financial statements are an integral part of these
                              financial statements.

                           BIOFILTRATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


The information presented herein as of September 30, 2000, and for the nine and three-months ended September 30, 2000 and 1999, is unaudited.

Effective October 3, 2000, the Company has changed its name to BIFS Technologies Corporation.

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

Operating results for the nine and three-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the December 31, 1999 financial statements and footnotes included in the Company's initial registration statement with the Securities and Exchange Commission.

NOTE B - BUSINESS ACQUISITIONS

Effective April 1, 2000, the Company purchased all of the outstanding stock of Beach Access.Net, Inc., an internet service provider located in South Carolina. The purchase price was 1,750,000 unrestricted shares of the Company's common stock. This business combination was accounted for as a purchase.

In connection with this purchase, the Company recorded $226,010 of goodwill which is being amortized over five years. For the nine months ended September 30, 2000, $22,600 was recorded as goodwill amortization.

In connection with the initial acquisition of Beach Access.Net, Inc. the Company invested 8,600,000 shares of restricted common stock in Beach Access.Net, Inc. to acquire other related business assets and operations. In connection with these acquisitions, goodwill of $279,896, was recorded by Beach Access.Net, Inc. As discussed in Note G, one of these operations was subsequently discontinued. Goodwill associated with this operation amounting to $115,962 was written off during the nine months ended September 30, 2000. For the nine months ended September 30, 2000, $21,367 was recorded as goodwill amortization.

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

                           BIOFILTRATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE B - BUSINESS ACQUISITIONS (continued)

The stock issued as a signing bonus and additional employee compensation have been recorded at the stock's fair market value as of April 1, 2000, less a 50% discount on certain shares because of their restricted nature. In the accompanying statement of operations for the nine months ended September 30, 2000, employee compensation of $675,000 has been recorded to reflect the issuance of these shares.

In April 2000, the former owner exercised the option under the above employment agreement to purchase 3,250,000 shares of the Company's restricted common stock. The stock issued under this option was recorded at its fair market value as of the exercise date less a 50% discount because of the shares restricted nature. For the nine months ended September 30, 2000, compensation of $219,375 was recorded under this option.

In May 2000, Beach Access.Net, Inc. acquired all of the common stock of Revcon Technologies, Inc. and Alliance Computer Systems, LLC. These business combinations were accounted for as a purchase. Both of these companies provide networking, programming and wireless connectivity services. The purchase price for both was 1,000,000 shares of restricted common stock. In connection with these purchases, Beach Access.Net, Inc. recorded assets in excess of the purchase price of $102,479, which is being amortized over five years. For the nine months ended September 30, 2000, $4,299 was recorded as goodwill amortization. Neither of these operations had significant operations during the nine months ended September 30, 2000.

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

In July 2000, the former owners exercised their option under the above employment agreements to purchase 1,000,000 shares of the Company's restricted common stock. The stock issued under this option was recorded at its fair market value as of the exercise date less a 50% discount because of the shares restricted nature. For the nine months ended September 30, 2000, compensation of $110,000 was recorded under this option.

In April 2000, Beach Access.Net, Inc. acquired the rights to provide internet access through May 2001 to approximately 1,300 customers. The cost for these rights was 3,200,000 shares of restricted common stock. Terms of the agreements provide for monthly service fees of $20,000.

On August 1, 2000, certain of the above agreements were modified whereby an additional 180,000 shares of the Company's restricted common stock was issued for the above customer rights. An additional $30,600 was capitalized as purchased customer accounts during the period ended September 30, 2000.

                           BIOFILTRATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE B - BUSINESS ACQUISITIONS (continued)

In the accompanying financial statements, the purchase of these customers has been recorded at the fair market value of stock on the date issued, less a 50% discount because of the restricted nature of the stock. The cost of the purchase is being amortized on a straight-line basis over twelve months through May 2001. For the nine months ended September 30,2000, amortization of the purchase price amounted to $53,959.

NOTE C - CONSULTING AGREEMENT

In July 2000, the Company retained a business advisor to provide various business consulting and planning services. Terms of the agreement provided for the following:

-     five year term;
- stock option at $.001 per share on 3,000,000 shares of restricted stock upon signing of the agreement;
- stock option at $.001 per share on an additional 1,000,000 shares of restricted stock effective January 1, 2001;
- stock option at $.001 per share on an additional 1,000,000 shares of restricted stock effective January 1, 2002.

During the nine months ended September 30, 2000, the business advisor exercised the option to acquire 3,000,000 shares of restricted common stock. The stock issued under this option was recorded at its fair market value as of the exercise date less a 50% discount because of the shares restricted nature. For the nine months ended September 30, 2000, professional fees of $330,000 were recorded under this agreement.

NOTE D - STOCK SPLIT

In March 2000, effective April 15, 2000, the Company's Board of Directors approved a 100:1 stock split. In conjunction with this stock split, the par value of the Company's stock was changed to $.00001.

All shares disclosed in the accompanying financial statements reflect the effect of the 100:1 stock split.

NOTE E - NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with the requirements of Statement of Financial Accounting Standards No. 128.

                           BIOFILTRATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE F - SEGMENTS

The Company operates in two business segments, pollution treatment systems and internet technology. Currently, the only operating segment is the internet technology group. For the nine months ended September 30, 2000 and 1999, information on reportable segments is as follows:

                                                              Pollution           Internet
                                                              treatment           technology     Total


         Nine months ended September 30, 2000

          External revenue                                     $    -           $   288,623     $   288,623
                                                               =========          =========      =========


          Intersegment revenue                                 $    -           $      -        $      -
                                                               =========          ===========   ===========



           Loss from continuing
             operations                                        $ 574,192        $ 1,361,878     $ 1,936,070



           Loss from discontinued
             operations                                              -             336,159         336,159
                                                                 ---------        ---------       -----------

                                                                $ 574,192      $ 1,698,037     $ 2,272,229

For the nine months ended September 30, 1999, the Company only operated as a pollution treatment company.

Since December 31, 1999, the Company has added the operations and assets of the internet technology segment. This segment was added on April 1, 2000. As of September 30, 2000, total assets of the internet technology segment were $552,742.

NOTE G - DISCONTINUED OPERATIONS

In August 2000, the Company discontinued certain measurable portions of its internet technology segment. The results of operations for the periods presented are reported as a component of discontinued operation in the statements of operation.

Summarized results of the disposed segment for the three months:

                                   Three months ended        Nine months ended
                                   September 30, 2000        September 30, 2000


    Net sales                          $ 42,669                  $ 338,712
                                        ========                  ========

    Operating income (loss)            $ 71,542                  $(163,220)
                                         ========                  ========

    Income (loss) from
      discontinued operations          $ 27,941                  $(172,939)

For the nine months ended September 30, 1999, the Company did not operate in the above segment.

NOTE H - OTHER COMMITMENTS AND CONTINGENCIES


In connection with development and construction of the wireless internet access system, the Company has committed to purchase approximately $1,200,000 in component parts used in the system. Through November 7, 2000, the Company has paid approximately $219,000 toward this purchase.

In September 2000, the Company was approved for contract award for deicer disposal services at MidAmerica St. Louis Airport.

                           BIOFILTRATION SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE I - PREPAID SALES COMMISSIONS

In September 2000, advances against sales commissions to a related company, amounting to $575,910, were repaid in cash by the related company.

NOTE J - SUBSEQUENT EVENT

Subsequent to September 30, 2000, the Company's majority shareholder loaned $500,000 to the Company's subsidiary, Beach Access.Net, Inc. Proposed terms of the loan provide for interest at 11.0%, payable monthly, with the entire principal balance due in October 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of its operations for the nine month periods ended September 30, 2000 and 1999 should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes", "anticipates", "intends, " "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

PLAN OF OPERATION

Stock Split

     In March 2000, effective April 15, 2000, the Company's Board of Directors approved a 100:1 stock split. In conjunction with this stock split, the par value of the Company's stock was changed to $.00001. All shares disclosed in the accompanying financial statements reflect the effect of the 100:1 stock split.

     As of September 30, 2000 the Company had 800,000,000 shares authorized, 519,320,716 shares issued and 505, 820,716 shares outstanding.

     On October 4, the Company announced a name change and reorganization. The Company changed its name to BIFS Technologies Corporation to better reflect the nature of its business operations. The pollution control systems or biofiltration business has been consolidated under the Environment Systems Division. Beach Access.Net in South Carolina has been consolidated under the Information Systems Division as Myrtle Beach operations. In the accompanying narrative, the new designations will be used.

Liquidity and Capital Resources

     The current cash balance is $875,373. During the third quarter, the Company was able to support operations without selling any shares of stock or raising any capital from debt. Cash for operations was provided primarily from repayment of prepaid sales commissions of $575,910 by an affiliated company.

     Subsequent to quarter end, the Company's majority shareholder loaned the Information Systems Division $500,000 for purchasing equipment for and construction of the SWOMITM infrastructure. Terms of the agreement call for interest at 11%, payable monthly, with the principal balance to be repaid in October 2002. The Company believes that this cash will be adequate to fund operations and capital programs for the remainder of the year.

     The Company, at September 30, 2000, had $1,693,965 in assets. The reduction in assets of $643,471 from the prior period is due primarily to repayment of prepaid sales commissions of $575,910 by an affiliated entity. Liabilities consisting of certain accounts payable, accrued expenses, related party and shareholder notes payable totaling totaled $531,408. The Company continues to maintain a strong current assets to current liabilities ratio of 8.5:1, increasing from 3.39 in the prior quarter.

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

The Environment Systems Division

     In September, the Division received a contract award for installation of "Aircraft Deicer Fluid Disposal Services" at MidAmerica St. Louis Airport. This contract is the first award for the Division and is a direct result of its long-term marketing program. The system is expected to be installed and operational for the 2000/2001 deicing season.

     The Division has received renewed interest in its deicing solution because of this award. The Division continues to aggressively market its deicing and pollution treatment technology to the airports. The budgetary and approval process of municipal airports continues to be a significant factor affecting the length of the sales cycle. The Division is also expanding the use of sales agents to broaden their market coverage.

     The Division expects to market one additional airport system during the remainder of this year, in accordance with its marketing plan. The expected annual revenues for the two systems are $550,000 for these contracts.

     The cost of treatment is competitive with the Publicly Owned Treatment Works (POTW), making the Division's solution viable for the user. The size of system depends on the amount of wastewater volume and the COD/BOD concentrations to be treated. The Division's system would be located on the airport grounds and would involve pre-treatment of wastewater before discharge.

     The Division is also exploring other markets where its products offer a cost effective means of treating wastewater. Agriculture, food processing, and other applications are being considered. The Division expects to market one other system this year with annualized contract revenues of $220,000. The contract would be similar to those mentioned above.

     The total expected revenue from the Environment Systems Division for systems sold this year is expected to be $765,000 on an annualized basis. Due to the nature of the contracts, there will be a system construction and implementation delay from the time a contract is awarded to when revenues are generated. This delay will depend on the specific site and time necessary to obtain required construction permits, etc.

Information Systems Division

     The Myrtle Beach operation is continuing the development of "SWOMITM", Seamless Wireless Omni-directional Mobile Internet infrastructure in the Myrtle Beach area. SWOMITM offers the user true roaming capability within the SWOMITM system with access speeds of 2Mbps. Using the SWOMITM equipment, a user will be able to move within the SWOMITM network area with no loss of service or degradation of speed.

     The Company has committed significant resources to the SWOMITM project. The Division, subsequent to quarter end, placed an order for approximately $1.2 Million of SWOMITM equipment. This new equipment, combined with existing SWOMI infrastructure, will allow the Division to begin commercial SWOMITM operations, on schedule, in December. The system is expected to cover sixteen contiguous miles of the Myrtle Beach, South Carolina area and focuses on the hospitality industry. Several hotels will be using the SWOMITM in December to provide their guests with high-speed Internet access.

     The Division expects to market the SWOMITM system in other areas of the country after completion of the Myrtle Beach project.

Results of Operations

General

     The Company generated revenue of $122,191 during the quarter, which was primarily from Myrtle Beach ISP operations. The Company has shown a current quarter loss of ($1,060,230), of which $659,375 resulted from compensation expense related to exercise of options granted as part of employment and consulting agreements.

Segment Data

     The Company currently operates in two business segments, Environment Systems and Information Systems. The only operating segment generating revenue in 2000 is the Information Systems segment. For the nine months ended September 30, 2000 segment results follow:


                                                     Environment                Information
                                                         Systems                    Systems               Total
----------------------------------------------------------------------------------------------------------------------
Nine months ended September 30, 2000
External revenue                                               $0                   $288,623           $288,623
                                                               ==                   ========           ========

Intersegment revenue                                           $0                         $0                 $0
                                                               ==                         ==                 ==

Loss from continuing Operations                         $(574,192)               $(1,361,878)       $(1,936,070)
Loss from discontinued Operation                                0                   (336,159)          (336,159)
                                                                -             ---------------     --------------

Net Loss                                                $(574,192)               $(1,698,037)       $(2,272,229)
                                                        ==========               ============       ============

     Since December 31, 1999, the Company has added the operations and assets of the Information Systems segment. This segment was added on April 1, 2000 with the purchase of Beach Access.Net and other entities. As of September 30, 2000, total assets of the Information Systems segment were $552,742.

DISCONTINUED OPERATIONS

     In August 2000, Company discontinued certain measurable portions of its Information Systems segment. The results of operations for the periods presented are reported as a component of discontinued operations in the statements of operations.

     Summarized results of the disposed segment for the nine month period ended September 30, 2000 is as follows:

         Net sales                                            $ 338,712
                                                               =========

         Operating loss                                       $(163,220)
                                                              =========

         Net Loss from discontinued operations                $(172,939)
                                                              ==========

     For the period before April 1, 2000, the Company did not operate in the above segment.

ENVIRONMENT SYSTEMS

     The Company Environment Systems Division and corporate activities has generated a loss of ($574,192) of which $330,000 related to compensation expense from a consulting contract with Dr. Harold Campbell.

     The company has retained Dr. Campbell as a Senior Consultant with specific assignments in the areas of new product development, public relations and technology assessment. Dr. Campbell has extensive experience in public and investor relations strategies, general business strategy formulation and other forms of executive consulting including computing science and telecommunications.

     The contract with Dr. Campbell is for a period of five years and provided for options on five million shares of Company stock. Three million options were exercisable immediately and one million shares each are exercisable on January 1, 2001 and January 1, 2002. All options carry an exercise price of $0.001.

     The Environment Systems Division did not have any revenues during the quarter. Expenses were primarily related to accounting and professional fees, interest expense and travel.

Information Systems

     Effective April 1, 2000, the Company purchased all of the outstanding stock of Beach Access.Net, Inc., an Internet service provider located in South Carolina. The purchase price was 1,750,000 unrestricted shares of the Company's common stock. This business combination was accounted for as a purchase.

     In connection with this purchase, the Company recorded $226,010 of goodwill, which is being amortized over five years. For the nine months ended September 30, 2000, $22,600 was recorded as goodwill amortization.

     In connection with the initial acquisition of Beach Access.Net, Inc, the Company invested 8,600,000 shares of restricted common stock in Beach Access.Net, Inc. to acquire other related business assets and operations. In connection with these acquisitions, Beach Access.Net, Inc recorded goodwill of $279,896. One of these operations was subsequently discontinued. Goodwill associated with this operation amounting to $115,962 was written off during the nine months ended September 30, 2000. For the nine months ended September 30, 2000, $21,367 was recorded as goodwill amortization.

     In connection with the Beach Access.Net acquisition, the Company issued to the former owner and certain employees 8,000,000 shares of unrestricted and restricted common stock as a signing bonus and additional compensation.

     The stock issued as a signing bonus and additional employee compensation have been recorded at the stock's fair market value as of April 1, 2000, less a 50% discount on certain shares because of their restricted nature. In the accompanying statement of operations for the nine months ended September 30, 2000, employee compensation of $675,000 has been recorded to reflect the issuance of these shares.

     In April 2000, the former owner exercised the option under the employment agreement to purchase 3,250,000 shares of the Company's restricted common stock. The stock issued under this option was recorded at its fair market value as of the exercise date less a 50% discount because of the shares restricted nature. For the nine months ended September 30, 2000, compensation of $219,375 has been recorded under this option.

     In May 2000, Beach Access.Net, Inc. acquired all of the common stock of Revcon Technologies, Inc. and Alliance Computer Systems, LLC. These business combinations were accounted for as a purchase. Both of these companies provide networking, programming and wireless connectivity services. The purchase price for both was 1,000,000 shares of restricted common stock. In connection with these purchases, Beach Access.Net, Inc. recorded assets in excess of the purchase price of $102,479, which is being amortized over five years. For the nine months ended September 30, 2000, $4,299 was recorded as goodwill amortization. Neither of these entities had significant operations during the nine months ended September 30, 2000.

     In July 2000, the former owners exercised their option under their employment agreements to purchase 1,000,000 shares of the Company's restricted common stock. The stock issued under this option was recorded at its fair market value as of the exercise date less a 50% discount because of the shares restricted nature. For the nine months ended September 30, 2000, compensation of $110,000 was recorded under this option.

     In April 2000, Beach Access.Net, Inc. acquired the rights to provide Internet access through May 2001 to approximately 1,300 customers. The cost for these rights was 3,200,000 shares of restricted common stock. Terms of the agreements provide for monthly service fees of $20,000.

     On August 1, 2000, certain of the above agreements were modified whereby an additional 180,000 shares of the Company's restricted common stock was issued for the above customer rights. An additional $30,600 was capitalized as purchased customer accounts during the period ended September 30, 2000.

     In the accompanying financial statements, the purchase of these customers has been recorded at the fair market value of stock on the date issued, less a 50% discount because of the restricted nature of the stock. The cost of the purchase is being amortized on a straight-line basis over twelve months through May 2001. For the nine months ended September 30,2000, amortization of the purchase price amounted to $53,959.

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

Item 5.  OTHER EVENTS

         None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit 27 - Financial Data Schedule

         (b) There were no reports on Form 8-K filed by the registrant for the quarter ending September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BIFS TECHNOLOGIES CORP.

Date: November 13, 2000            By:    /s/ Alpha J. Keyser
                                  ---------------------------------
                                              Alpha J. Keyser, President and CEO
                                              (Principal Executive Officer)