Form 10KSB
period 2000-12-31
BIFS TECHNOLOGIES CORP
filed 2001-04-02
CIK 1060967

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission File Number 000-29329

                          BIFS TECHNOLOGIES CORPORATION

                  FLORIDA                                  65-0382549

          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                Identification Number)

         2075 Fruitville Road, Suite 200, Sarasota, Florida        34237
         (Address of principal executive offices)               (Zip Code)

         Company's telephone number, including area code:     (941) 343-9300

Securities Registered Pursuant to Section 12(b) of the Act:  None
Securities Registered Pursuant to Section 12(g) of the Act:  Common Stock, $.00001 Par Value

Check whether the Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                                Yes [X]  No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not  contained herein, and will not be contained, to the best of the
Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III  of this Form 10-KSB or any amendment to this Form
10-KSB.                                                                     [  ]

The Company's revenues for fiscal year 2000 were $427,780.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company is $31,358,830 based on the closing price of $0.13 as of March 29, 2001.*

As of March 29, 2001, the Company had a total of 513,221,716 shares of common stock outstanding.

*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference:

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                               HOLDERS........................................15

PART II.......................................................................16

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                                SHAREHOLDER MATTERS.......................... 16

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                                OF OPERATION..................................17

         ITEM 7.  FINANCIAL STATEMENTS........................................27

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........27

PART III..................................................................... 28

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                               CONTROL PERSONS:  COMPLIANCE WITH SECTION
                                16(a) OF THE EXCHANGE ACT.................... 28

         ITEM 10. EXECUTIVE COMPENSATION..................................... 29

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                               OWNERS AND MANAGEMENT..........................30

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                                TRANSACTIONS................................. 30

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................31

                                  SPECIAL NOTE
                           FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED IN THIS REPORT, INCLUDING, WITHOUT  LIMITATION,
STATEMENTS CONTAINING THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND WORDS
OF SIMILAR IMPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS." SUCH FORWARD-LOOKING
STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES.

THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE  ANTICIPATED IN
THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THE
SUCCESS AND SUBSEQUENT ACCEPTANCE OF NEW TECHNOLOGIES; THE COMPANY'S ABILITY TO
CREATE, SUSTAIN, MANAGE OR FORECAST ITS GROWTH; ITS ABILITY TO ATTRACT AND
RETAIN KEY PERSONNEL; ITS ABILITY TO PROTECT TECHNOLOGY; CHANGES IN ITS BUSINESS
STRATEGY OR DEVELOPMENT PLANS; COMPETITION; DEMOGRAPHIC CHANGES; BUSINESS
DISRUPTIONS; ADVERSE PUBLICITY; AND INTERNATIONAL, NATIONAL AND LOCAL GENERAL
ECONOMIC AND MARKET CONDITIONS.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

BIFS Technologies Corporation (f/k/a BioFiltration Systems, Inc.), hereinafter referred to as the "Company", was incorporated on December 17, 1992, as a "C"
corporation under the laws of the state of Florida.  The Company is authorized to issue 800,000,000 shares of its common stock, $.00001 par value per share. As of March 16, 2001, the Company has 519,320,716 shares issued and 505,820,716 outstanding. The Company is currently traded on the National Daily Quotation
Bureau Pink Sheets and intends to become listed on the OTC Bulletin Board as soon as all listing requirements are met.

For the period from inception (December 17, 1992) to March 2000, the Company has been in a development stage.  During this time, management has been engaged in business planning activities and obtaining capital.

The Company currently operates two reporting segments.  The first is the
Pollution Control Systems Group and the second is the Internet Technology Group.
The Company began with only the Pollution Control Systems Group in 1992.

The Company has recognized the need to expand its management capabilities. In an effort to consolidate the executive level management functions and to establish an organizational platform that provides for the achievement of its existing and planned business objectives, the Company reorganized its Biofiltration and Beach
Access.Net subdivisions into a functional reporting structure. The new corporate structure contains an Administrative Services Division, an Environmental Systems
Division, an Information Systems Division, and a Technology Development Division
and centralizes these functions under the corporate headquarters in Sarasota,
Florida.

The Company's Environmental products will be distributed through the Environment
Systems Division, while the SWOMI products will be distributed through the
Information Systems Division. The Technology Division will be responsible for
Research and Development and the Administrative Services Division will be responsible for accounting, finance, etc.

Mr. Jim Feiler, Director, has been appointed as Managing Director of the
Environment Systems Division. The Company is focusing on filling the Managing
Director of Information Systems position next, with the other two key positions to follow. In the interim, the Myrtle Beach operation reports to the CEO, Mr.
Keyser. Additionally, Dr. Campbell is acting as the Director of Technology
Division and senior systems consultant.

                         Pollution Control Systems Group

A.(i)    The Company has acquired and marketed a patented pollution control technology under Patent number 5,205,935.  The patent was acquired from AAA
Environmental on May 15, 1995 for the sum of $61,073.  AAA Environmental is 100%
owned by the majority shareholders of the Company. The technology provides a method and apparatus for the continuous degradation of hazardous paint and organic solvent wastes, as well as other organic wastes.  The apparatus includes a high performance fixed film bioreactor system which remediates and purifies contaminated waters.

"The costs of replacing and upgrading drinking water and wastewater treatment plants and distribution infrastructure are tremendous.  A 1997 drinking water needs survey conducted by the USEPA estimated that US$138 billion is needed over the next 20 years to continue to provide safe drinking water - more than the current assets of the entire drinking water industry.  A similar 1996 survey estimated that US$139.5 billion is needed over the next 10 years for wastewater infrastructure nationwide.  These needs will persist as the population continues to grow, existing infrastructure ages, and new contamination threats emerge."
"EPA Regulations", J. Charles Fox, Assistant Administrator for the USEPA, World
of Water 2000.

The Company recognized this trend in the early 1990's and positioned itself accordingly.  The Company has and is pursuing this market opportunity aggressively through the use of the sales company and their sub-agents. These sales agents have made presentations to several airport facilities in the northern tier of the country.

The bio-remediation technology  allowed the Company to enter into the business of  marketing modular biofiltration systems for the treatment of a variety of waste waters, including aircraft deicing and anti-icing fluids, landfill leachates, contaminated groundwater, industrial effluents, aluminum can plant solvent wastes, food processing wastewater and other organic wastes.  The biofilter or biofiltration process provides a dynamic means of filtering and simultaneously destroying waste components in a liquid or air stream by entrapped micro organisms on the filter media. The micro organisms are responsible for the destruction of waste chemicals and cleaning of the fluid.

As the full impact of earth's very serious environmental problems becomes more apparent with each passing decade, the environmental remediation industry is expected to grow for the  near future.  The Company's patented anaerobic/aerobic treatment of liquid wastes renders it suitable for discharge into publicly owned treatment plants and, if required, recycled for irrigation or for disposal directly into the waterways (with appropriate permits).

The Company intends to market its bioremediation products through the sales agent to customers initially  in the U.S. and Canada.  It intends to contract with specialized fiberglass and steel fabrication shops in the areas it makes sales to manufacture bioreactor vessels to its strict specifications.  This eliminates the need for the Company to carry large amounts of inventory and it keeps the shipping costs to a minimum.  The electrical control panels are purchased locally and installed by Company personnel.  By utilizing the fabrication shops in the area of the sale, the talents of the most experienced professional technical consultants and commission compensated sales representatives, the Company keeps its fixed costs to a minimum thereby allowing it the flexibility to tackle projects it determines feasible.

The Patent and Its Advantage

High Performance Fixed Film Bioreactor

A method and apparatus for the continuous degradation of hazardous paint and organic solvent wastes.  The apparatus includes a high performance fixed film bioreactor system into which is fed waters contaminated with paints or solvents from industrial operations and which utilizes the characteristic of either anaerobic or aerobic microorganisms growing on a fixed film for the degradation of these solvents and purification of contaminated waters.  The bioreactor incorporates novel internal flow features, which result in highly effective destruction of organic wastes in aqueous streams.

Background of the Patent

The Patent relates to an apparatus and method for treating waters contaminated with paint or organic solvent wastes, as well as other organic wastes.  The patent covers the actual bioremediation of the organic compounds of the product being processed. The parts of the process not patented are commonly used and non-proprietary. More particularly, the Patent relates to an apparatus for microbiological destruction of paint and solvent in contaminated waters wherein these contaminants are considered hazardous.

Worldwide, the use of solvent organic substances and petroleum distillation substances for the formulation of latex-based paints, degreasing, de-inking, and other industrial applications has resulted in the contamination of waters used for cleaning equipment and surfaces, and ground waters as the result of spills and leaking storage tanks and piping.

Disposal of wastewaters contaminated with paint or solvents presents a costly problem to many industrial facilities as they are classified as hazardous substances due to toxicity, flammability, corrosivity, or irritability.  On site disposal of hazardous compounds is often desirable, however, presently accepted means of destruction are often cost prohibitive for the generator.  Biological degradation of these hazardous substances presents a cost-effective alternative to incineration of chemical/physical oxidation techniques.

The Patent is an apparatus capable of:

     o   Biological destruction of the hazardous substances.
     o   Simple, low cost operation for application on site for the biodegradation of these substances.
     o   High rates of destruction of the substance.
     o   Being modular and portable so that it may be simply relocated from site to site
     o   Utilizing either anaerobic or aerobic microorganism cultures for the rapid destruction of these substances.

Summary of Operation

The bioreactor utilizes fixed film technology, wherein microorganisms, either aerobic or anaerobic, will attach to the film or packing material and effect biodegradation of organic pollutants in wastewaters or ground waters so contaminated.

The bioreactor features rapidly moving liquid across the surface of a fixed film in order to increase biodegradation rates and to eliminate plugging of the bioreactor packing.  Rapid internal flow inside the reactor space is beneath the bioreactor packing.

In aerobic applications, the jets are eductors, which by venturi action, educt ambient air into the pumped liquid stream thus accomplishing high efficiency aeration or oxygen transfer to the bioreactor liquid.  Oxygen so transferred to liquid is used as the terminal electron acceptor by aerobic micro-organisms, which are attached to the surface of the bioreactor packing, while these micro-organisms utilize organic pollutants, solvents, or paint components as electron donors, resulting in the degradation of these organic pollutants to carbon dioxide and water.

In anaerobic applications, the jets do not educt ambient air in the reactor liquid but are used only for the rapid flow of liquid across the surface of the anaerobic microbial fixed film.  In this case, anaerobic microorganisms serve as inocula for the bioreactor and will colonize or attach to the surface of packing material wherein these microorganisms biodegrade organic pollutants such as certain solvents and paint components to carbon dioxide and methane gas.  The rapid movement of bioreactor liquid across the surface of the microbial fixed film increases the rate of biodegradation of organic pollutants.

Bioremediation following the above procedure is effective for the treatment of a wide variety of hazardous substances.  Typical hazardous substances which may be bioremedial using the process of the invention include:

     o   Alcohols, e.g., isopropanol, ethanol, butanol, ethylene glycol;
     o   Aromatics, e.g., benzene, toluene, ethylbenzene, xylenes;
     o   Carbohydrates, e.g., glucose, fructose;
     o   Ketenes, e.g., methylethylketone;
     o   Petroleum hydrocarbons, e.g., gasoline, diesel, fuel oils, motor oils, crude oil;
     o   Phthalates, e.g., o-phthalate;
     o   Solvents, e.g., methylene chloride, acetone, stoddard solvent, tetrabydrofuran;
     o   Chlorinated compounds, e.g., monochlorobenzene, 1,2-dichloroethane;
     o   Detergents;
     o   And mixtures thereof.

It is recognized, however, that virtually any material, which may be biodegraded, may be treated with the apparatus and method of the present invention, depending only on advantages of either anaerobic or aerobic microorganisms for the biodegradation of specific wastes.

Airport Deicing

Adherence to the Code of Federal Regulations (CFR) Title 14, Part 121 has
increased the quantities of deicing fluids used by U.S. airlines and airports.
U.S. glycol usage in 1990 was estimated at 11,500,000 gallons.  Airport operators have reported that the volume of aircraft deicing fluid has increased threefold since 1992.

Before a commercial airliner starts the take-off roll in winter weather, deicing solutions (glycols) are sprayed over the plane to prevent ice from forming and destroying the plane's ability to fly.  The amount of glycol used per mid-sized plane requires as much treatment plant capacity as required to treat normal sewage from a city of approximately 5,000 people.  Deicing operations are active every day, somewhere in the world.  The environmental problem with glycols is that they grab any available oxygen molecules in water, resulting in death for plants and animals that depend on water for survival.  Grasses, fish, shellfish, and just about all other life forms are effected.  Year after year, thousands of tons of glycols soak into the ground and aquifers untreated due to airport deicing operations.  Glycol runoff could contain as much as 300,000 mg/I COD (Chemical
Oxygen Demand).  Residential sewage only contains 250 mg/I COD.  These heavy COD loads can completely shut down a municipal owned treatment plant without pre-treatment to a level of 250 mg/COD, or less.  Many municipal plants are refusing to accept glycols.  Most do not have the capacity to handle it.

To address this problem, the Company has further developed and demonstrated the ability to convert these glycol wastewater streams into liquid that can be discharged without further treatment.  Many airports are seriously considering this optional solution, allowing them to bypass the municipal treatment plants entirely.  Because the Environmental Protection Agency has recently informed all national airports that they cannot deice aircraft without collecting and treating deicing fluids, these airports are faced with the near term construction of systems to collect and treat deicing fluids.  Because of this regulatory driver, and the fact that management has built operating systems to treat other glycols, this is the first market sector that the Company has focused upon.

The acclaimed NASA/AMES Research Laboratories declared at a recent meeting of the American Association of Airport Executives, anaerobic bio-remediation is the most cost effective method of treating spent deicing fluids.  Another study done by ARCO Chemical Company also concluded the most cost-effective method of deicing fluid disposal was anaerobic bio-remediation.  Investigation by environmental personnel at one of the Nation's largest airports recently concluded that the Company's bio-remediation system had the potential to save the airport nearly $1,000,000 per year if the patented full-scale glycol treatment system was installed on airport property near the glycol detention basins.  In addition, they concluded the Company's process would create recycled usable water which can be used for airport irrigation purposes.  The Company's patented anaerobic bio-filter process will safely and effectively eliminate the deicing and anti-icing spent fluid disposal problem at any airport.

Agriculture Opportunities

Resistance to change will be especially challenging for the agricultural community in the coming years as it faces greater scrutiny for being the leading source of pollution in 70 percent of impaired river miles in the U.S.  Only
2,000 of the nation's 450,000 livestock operations currently have permits.  Hog farms with 100,000 animals, the equivalent to cities of a quarter-million people, often have no wastewater treatment systems.  Companies offering technologies to compost or palletize manure, or anaerobic digesters for more wet waste streams, will be in increasing demand as the regulatory climate heats up in this market sector.

Uncertainties

While the trend toward stricter enforcement of the Clean Water Act and other environmental and governmental regulations appears to be firmly in place, a change in policy or commitment could happen at any time.  This change may occur because of an election, changing administrations, change in agency directors or a court ruling.

Since inception, the Company has financed its operations primarily through cash provided through various short- and long-term credit facilities and through the sale of its common stock.  The Company's management believes the need for additional capital going forward will be met from revenues and earnings generated from the sale of its products and services.  If the Company is unable to generate sufficient revenues from its products and services, management believes the Company will need to raise additional funds to meet its cash requirements.

B.(i)    Principal Products

The Company  offers its product under its Patent number 5,205,935, which was issued on April 27, 1993.  The Patent covers part of the bioremediation technology the Company intends to utilize in its operations.  The Company proposes to have modular biofiltration systems manufactured by outside sources and to market these systems to various industries.

Patent Acquisition Details

The Patent was acquired from AAA Environmental, Inc. on May 15, 1995 for the sum of $470,000.  The Patent has a useful life of seventeen years from the April 27,
1993 Date of Patent.  Payment was in the form of a Note Payable to AAA
Environmental for $470,000.  AAA Environmental stock is 100% owned by the majority shareholders of the Company.

The Company had previously recorded the cost of the Patent at $470,000.  This cost was reduced to $61,073, which reflects the related company's amortized cost, and is being amortized over its useful life.  The difference in recorded value and its cost has been charged to additional paid-in capital.  The Patent value adjustment was made to comply with regulatory requirements.

The $470,000 note payable associated with the purchase of the Patent has been reduced to the Patent's amortized cost.  The difference between the original recorded value and revised value has been credited to paid-in capital.  Interest expense previously recorded has been adjusted.

Background of the Invention

Biological degradation of these hazardous substances presents a cost-effective alternative to incineration of chemical/physical oxidation techniques.

Accordingly, it is an object of the invention to present an apparatus capable of biological destruction of the hazardous substances.

It is a further object of the invention to present an apparatus capable of simple, low cost operation for application on site for the biodegradation of these substances.

It is yet another object of the invention to present an apparatus that is capable of high rates of destruction of the substance.

It is yet a further object of the invention to present an apparatus that is modular and portable so that it may be simply relocated from site to site.

It is yet another object of the invention to present an apparatus capable of utilizing either anaerobic or aerobic microorganism cultures for the rapid destruction of these substances.

Bioremediation has been available for several years.

The biofiltration systems, which will be specifically tailored to each customer's needs, may be utilized for treatment of a variety of waste waters including, but not limited to:

     o    Aircraft deicing fluids
     o    Landfill leachates
     o    Contaminated groundwater
     o    Industrial effluents
     o    Aluminum can plant solvent wastes
     o    Food processing wastewater and other organic wastes.

C.(i)     Manufacturing

The Company does not intend to manufacture any of the products it sells.
However, the Company will recommend the best configuration of its products for its customers.  All manufacturing is  subcontracted, but to the Company's  rigid specifications.  This  gives the Company the flexibility to keep manufacturing costs under control.

Under the direct supervision of the Company's Pollution Control Systems Group
Technical Director,  specialized erection companies will assemble the larger bioreactors on-site.  The Company's control panels will be purchased from original equipment manufacturers and will be installed by Company personnel.
Packing media will be shipped directly to the site and installed on-site.

Although the Company will not manufacture its own products, it will perform supervision of assembly, redesigning, testing and servicing.  Some of the benefits of this strategy are:

     o   Decrease in working capital required to conduct business
     o   Ability to increase capacity quickly with reduced capital costs
     o   Increased overall flexibility

D.(i)    The Market and Product Distribution

The sales agent is responsible   to market  all biofilters on behalf of the
Company.  They may choose to employ additional agents, as necessary to explore and take advantage of all market opportunities.  These additional agents will be under their control.  The sales agent  will operate on a set fee commission basis, which will allow the Company to maintain a projected profit margin on each sale.  The sales agent  has been and is representing the Company's products to the nation's airports.  They  are also seeking additional  agents to contact municipalities, the beverage industry, canning and can manufacturing industries.
Other potential markets include landfill operations, food processing facilities, commercial laundries, and chicken, cattle and swine farms.

E.(i)    Sales and Marketing Strategy

The Company's anaerobic biofiltration system will be marketed through an affiliate  company, which is wholly owned by the majority shareholders of the
Company. The Company has negotiated a National Sales Agreement with the affiliate whereby the related company provides exclusive national sales services.  The term of the agreement is for a one-year period, automatically renewable for an additional one-year period.  Either party can terminate this agreement with a one-year notice.

The agent shall be paid (30%) of the retail sale, and/or lease collected revenue, provided, the sale and /or lease shall be accomplished at full list price or higher.  List price is considered to be three times the manufactured installed cost.  If the sale is not for a minimum of three times cost, the commission will be adjusted accordingly.  The agent shall in no way be paid more money than is retained by the company, before taxes.  If a lease is agreed upon by the company for less than three times cost the agent shall not be entitled to any payment until the company receives all cost back including interest and operating expenses.  After the company has been reimbursed, any additional lease income will be paid to the agent in accordance with the terms shown above.

In accordance with the agreement and at its option, the Company may advance funds against future commissions to the related company.  As of the date hereof, all prepaid sales commissions except for $18,000 have been repaid and the financial statements now reflect no prepaid commissions.

The Company's sales and technical representatives will  attend trade shows held by environmental and agricultural  associations to increase the overall awareness of the product.  The marketing department of the agent will follow up requests with contacts made and developed through these sources.

Promotional materials such as brochures, CD-ROM, documentation videos and an
Internet web page are currently being designed and prepared and will be available for distribution by all sales staff.  As well, there is a telephone marketing program being contemplated that will generate leads for the sales staff.

A professional exhibit will be designed and built for use at various conferences and trade shows.  This information exhibit will focus on the mechanics of the biofiltration system, the problems the system resolves, and the benefits and savings that result from the use of the system.  Current industry articles, published research papers and other information discussing the industry, bioremediation solutions and the Company  will be made available.

                                Technology Group

A.(ii)   Business Development and Summary

For many years, the Company had been searching for the best method of monitoring remote production facilities.  The Company was looking
for a method that would utilize current communications technology, would be scalable and would be inexpensive.  On April 1, 2000, the Company completed a major goal of expanding its technology capability through the acquisition of
Beach Access.Net, Inc. ("Beach Access"), an Internet Service Provider (ISP) and
developer of an exciting new wireless Internet access capability.  Beach Access subsequently acquired additional companies and assets, expanding its ISP capacity, wireless systems technology, network and computer installation and repair and software and database development capability.

Beach Access is marketing this technology under the trade name of "SWOMI™",
Seamless Wireless Omni-directional Mobile Internet.  SWOMI™ offers the user true roaming capability within the SWOMI™ system with access speeds of 2Mbps, the same as a direct connection to a T-1. The SWOMI™ system incorporates Beach
Access ISP assets and allows customers to link their computers, at T-1 access speeds, for video, audio or data transmission on the Internet using a patented roaming technology.

Beach Access installed a prototype system covering over six contiguous miles of the Myrtle Beach, South Carolina area.  Using the SWOMI™ equipment, a user will be able to move within the SWOMI™ network area with no loss of service or degradation of speed.

On December 1, 2000, the SWOMI high-speed wireless network went online and operational in Myrtle Beach, South Carolina. The system became available to customers at the Caravelle Hotel, the Caravelle Towers, the St. Johns Hotel, the
St. Clements Hotel, the Sea Island Resort and the Tropical Shores. Additional
contracts will be signed so as to expand the coverage of the network to 25 miles.

Beach Access is exploring the best alternative(s) to market this product nationally.

Alliance Computer Systems and Revcon Technologies Corp. Acquisitions

On June 14, 2000, the Company announced that its wholly owned subsidiary, Beach
Access.Net, acquired all of the shares of Revcon Technologies Corp. The Revcon acquisition brought Mr. Ken Borge as a valuable addition to the Company's technology group in light of his experience in wireless.

On July 19, the Company announced that its wholly owned subsidiary, Beach
Access.Net, acquired Alliance Computer Systems, a business to business network provider. The Company believed that the acquisition was significant in that it assisted the Company in attaining its strategic objectives for developing a test market for business to business applications such as voice over IP, video over
IP, and point to multi-point business applications. The acquisition also brought the Company several network engineers and a sound network base of business customers to utilize the Company's technology.

Both of the above acquisitions provide the Company with networking, programming and wireless connectivity services and a team of key employees to assist the
Company in meeting its stated business objectives.

Uncertainties

In the rapidly changing environment of the high-tech sector, a new invention or application may be developed which could make the Company's SWOMI technologies obsolete.  In addition, the Company has no patent protection for the SWOMI technology.  Accordingly, the Company cannot guarantee that forecast revenues will occur or that competition or factors outside its control will not create adverse operating conditions for the Company.

B.(ii)    Principal Products

The primary product offered by this group is Internet access.  Beach Access is an Internet Service Provider (ISP) and has acquired additional ISP assets in the
Myrtle Beach area.  The group has developed an innovative and unique method of
Internet access called "SWOMI™", Seamless Wireless Omni-directional Mobile
Internet.  SWOMI™ offers the user true roaming capability within the SWOMI™
system with access speeds of 2Mbps.  The system incorporates Beach Access ISP assets and allows customers to link their computers, for video, audio or data transmission on the Internet using a patented roaming technology.  The primary differentiating factors between SWOMI and other wireless products is its "Seek and Switch" capability. This proprietary seek and switch feature facilitates a seamless roaming capability as customers move about the service area. The system was designed to provide built-in signal management and automatically switches from one cell to another as the system detects variances in the signal strength or as the user moves in and out of coverage zones. This unique feature allows customers to remain connected to the Internet or to leave the network and automatically reconnect upon their return. The high-speed throughput of SWOMI makes it possible for users to not only browse the Web, but to execute more advanced applications including rapid file transfers and Internet telephony. The engineering scheme of the SWOMI network makes it possible for users on the system to achieve optimal throughput levels at T1 speeds, as the system balances the demands for multiple user connectivity and simultaneous access.

More simply stated, the SWOMI™ technology:

     o   Uses patented firmware to provide 2Mbps Internet access speeds.
     o   Uses hardware, which costs less than $250 per unit.
     o   Uses towers, which cost less than $30,000 to erect.
     o   Allows total user mobility within the network using laptop PC's or other portable devices.
     o   Has an automatic seek and switch feature (similar to cell phone technology) that maintains the connection while users move from one cell to another.
     o   Has automatic switching - does not require any user resetting of the equipment.

Applications for the product are numerous, but a few are listed here:  Hotels and motels, convention centers, RV parks, housing developments, business districts, high-rise office buildings, etc.  Within the Myrtle Beach market area, the Chamber of Commerce estimates that there are over 13 million visitors per year.  Generally, visits are for a one-week period, which would be 250,000 visitors per week.  Beach Access's research and resort manager comments indicate that at least 10,000 of these 250,000 weekly visitors would be interested in a high-speed wireless Internet access capability during their stay.

C.(ii)   Manufacturing

The Technology Group likewise will use contracted services for the manufacture of the SWOMI™ hardware and for construction of towers. The Group's Director of
R & D will monitor product quality, working closely with the manufacturer.  The
Director of Operations will manage and monitor system implementation and on-going  operations.

D.(ii)   The Market and Product Distribution

For the Technology Group, the distribution is two fold.  The first is to develop markets within its own geographic area.  These sites will be used to continue product improvement and testing while offering SWOMI™ benefits to customers in the local area.  The second approach is to develop strategic alliances with national companies that have the capability to distribute the product nationally.

E.(ii)   Sales and Marketing Strategy

The Company intends to expand its technology group into selected markets using the prototype developed in Myrtle Beach.  The Company intends to maintain ownership of the infrastructure while marketing through sales agents in strategic marketing locations which the Company believes have the greatest potential to achieve its revenue objectives.

F.      Government Regulation

In addition to the Resource Conservation and Recovery Act, the Clean Water Act
and The Environmental Protection Agency regulations discussed in MD&A, Section C of the filing, the Company now also comes under the jurisdiction of the Federal
Communications Commission (FCC).  Since the Technology Group uses radio frequencies to carry information among the users, towers and the ISP, the Group must comply with FCC rules and regulations.  A major factor is that the FCC regulates which frequencies may be used and the power transmitted on each frequency.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company maintains its principal business operations at 2075 Fruitville Road,
Suite 200, Sarasota, Florida 34237.  The Company's telephone number is (941)
343-9300.  The Company does not own any property.  The Company maintains three offices, one is the corporate address listed above, and the other two are in
South Carolina for the Technology Group.  The primary address for the Technology
Group (Beach Access.Net) is 9618 North Kings Highway, Myrtle Beach, South
Carolina  29572.  The phone number is (843) 692-7434.  All facilities are leased.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not presently a respondent or defendant to any litigation nor to the knowledge of management is any such litigation threatened against the
Company which would materially affect the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock is currently quoted on the National Daily Quotation Bureau Pink
Sheets operated by The NASDAQ Stock Market, Inc. under the symbol "BIFT." The following table sets forth the high and low last sale prices for the common stock for each fiscal quarter, or interim period, in which the common stock has been publicly traded.  These prices do not reflect retail mark-ups, markdowns or commissions and may not represent actual transactions.

                    Quarter Ended                                  Low               High
                    September 30, 1998                             $0.050            $0.050
                    December 31, 1998                              $0.015            $0.050
                    March 31, 1999                                 $0.007            $0.040
                    June 30, 1999                                  $0.005            $0.025
                    September 30, 1999                             $0.001            $0.006

                    December 31, 1999                              $0.001            $0.005
                    March 31, 2000                                 $0.007            $0.200
                    June 30, 2000                                  $0.047            $0.469
                    September 30, 2000                             $0.205            $2.000

The quarterly prices have been adjusted to reflect a split of the Company's stock.  In March 2000, effective April 15, 2000, the Company's Board of
Directors approved a 100:1 forward stock split.  In conjunction with this stock split, the par value of the Company's stock was changed from $0.001 to $0.00001.
The effect and timing of the split had no effect on the Special Services
Agreement other than to make the appropriate adjustment in the number of shares issued and the price per share.

The Company's shares of common stock are not registered with the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended
(hereinafter referred to as the "Act") and are restricted securities with the exception of 87,500,000 shares issued pursuant to Rule 504, Regulation D.

Since its inception, the Company has not paid cash dividends on its common stock.  It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth.  Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available therefor, the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

As of September 30, 2000, there were approximately 203 shareholders of common stock of record.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
              OPERATION  PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of its operations for the years ended December 31, 2000 and 1999 should be read in conjunction with the Company's financial statements included elsewhere herein.  When used in the following discussions, the words "believes",
"anticipates", "intends", "expects", and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Company Activities

BIFS Technologies Corporation (formerly known as Biofiltration Systems, Inc.)
(the Company) was incorporated in the state of Florida in December 1992.  On
April 1, 2000, the Company acquired all of the outstanding stock of Beach
Access.Net, Inc.

The Company was originally formed as a manufacturer of modular biofiltration systems for the treatment of polluted water.  These patented systems will be sold or leased to customers.  Commencing in April 2000, in addition to the wastewater treatment, the Company has acquired an Internet service provider.  In addition to providing dial-up Internet services, the Company is developing a high-speed wireless Internet access system.  Further, the Company intends to acquire and develop unique companies that complement its core business activities.

The Company's main office is located in Sarasota, Florida.  Internet service activities are presently located in Myrtle Beach, South Carolina.

Liquidity and Capital Resources

Cash

The year 2000 has been a year of expansion, R & D, and extensive marketing for the Company.  These operations have required significant sums of cash as can be seen in the Statement of Cash Flows.  However, the Company has, through sales of stock and shareholder loans, been able to generate the cash required to fund
Company operations.

The current cash balance is $682,803.  During the year, the Company received
$1,100,000 from sale of stock and $950,000 in loans from the majority shareholder.  Terms of the shareholder note agreement call for interest at 11%, payable monthly, with the principal balance to be repaid in December 2002.  Net cash used by operations was approximately $832,000.  Approximately $958,000 of cash was used for purchase of equipment and fixtures.  This cash outflow was partially offset by repayment of prepaid sales commissions of $575,910 by an affiliated company.

The Company, at December 31, 2000, had $2,861,604 in assets of which Internet systems and equipment account for almost one-half. Liabilities consist of certain accounts payable, accrued expenses and the current portion of related party and shareholder notes payable and total $610,086.  The Company continues to maintain a strong current asset to current liability ratio of 1.64 to1.

As noted in Note I of the Financial Statements, the Internet technology segment has sustained substantial net operating losses.  Company management has planned operational and capital needs through December 31, 2001, and evaluated funding sources.  Based on this plan, sufficient funding is available to fund the
 Internet technology segment's operations and capital needs through December 31,
2001.  The Company believes that cash sources will be adequate to fund operations and capital programs for the remainder of the year.

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

Stock

Stock Split - In March 2000, effective April 15, 2000, the Company's Board of
Directors approved a 100:1 stock split.  In conjunction with this stock split, the par value of the Company's stock was changed to $.00001.  All shares disclosed in the accompanying financial statements reflect the effect of the
100:1 stock split.

As of December 31, 2000, the Company had 800,000,000 shares authorized,
519,320,716 shares issued and 518,820,716 shares outstanding.

In December 1998, the Company canceled a stock purchase agreement with a purchaser (see Note E to the Financial Statements).  As a result, 9,250,000 shares of common stock were returned to the Company.  The treasury stock is recorded at the original cost per share of the stock transaction.

During the year ended December 31, 1999,  2,500,000  shares of Treasury Stock were issued for services.  In 2000,  treasury stock amounting to 6,250,000 shares,  were issued for asset purchase,  employee and consultant  compensation and professional fees. The balance of Treasury Stock at December 31, 2000 is
500,000 shares.

During 2000, the Company entered into various compensatory stock option agreements with certain employees and consultants.

The Company has adopted Statement of Financial  Accounting Standard No. 123,
Accounting for Stock Based  Compensation,  to value the stock options granted to employees and  consultants.  The value of each option granted has been determined using the  Black-Scholes  stock option pricing model.  The following assumptions  were made in estimating  the fair value of the options:  risk-free interest rate of 5.33%;  no dividend yield; expected lives from zero to five years; no expected volatility.  Costs charged to operations during 2000 were
$625,553. Additionally,  the Company has granted an option to a consultant to purchase an additional  4,850,000  shares at an exercise  price of $.60 per share.  Management has determined the per share exercise price equals or exceeds fair market value.  These options expire in August 2002.

As described in Note F, the Company has granted a 12,000,000-share stock option to a former employee. The exercise price of these options is $.001. Based on the
Black-Scholes stock option pricing model described above, the value of this option at the grant date, if recorded, would be $876,000. Based on an employment, agreement these shares are exercisable if the employee is terminated. In December 2000, the employee was terminated. At December 31, 2000, the Company has instituted legal action to void the employment agreement and issuance of the above option shares. In the opinion of Management and legal counsel, the Company will prevail in their legal proceeding against the former employee and the employment agreement and associated stock options will be voided.

Inflation

Inflation has not been a major factor in the Company's business since inception.
There can be no assurances that this will continue if or when the Company completes an acquisition or merger.

The Pollution Control Systems Division

The Company has a biofiltration patent which it has purchased from a related company (see Note D) that originally developed and recorded the patent. The patent is recorded at its purchase cost, which represents the predecessor related company's development cost less predecessor amortization. The patent is being amortized over its useful life, currently estimated at 14 years.

For each of the years ended December 31, 2000 and 1999, patent amortization amounted to $4,084.

For marketing its biofiltration products, the Company has a relationship with a related company. Pursuant to a national sales agreement, the Company will pay sales commissions to this related company. As sales and lease revenues are generated, commission expense will be recognized at a rate of 30% in accordance with the terms of the agreement on the accrual basis of accounting.

In 1992, the Company entered into an agreement whereby the related company provides exclusive national sales services. The term of the agreement is for a one-year period, automatically renewable for an additional one-year period.
Either party may terminate this agreement with a one-year notice.

Terms of the national sales agreement provide for the related company to be paid
30% of the Company's retail sales and/or collected lease revenue, as defined.
Further, in accordance with the agreement and at its option, the Company may advance funds against future commissions to the related company. In September
2000, the related company repaid sales commission advances amounting to
$575,910. The remaining Prepaid Sales Commission at December 31, 2000 is
$18,000.

For the years ended December 31, 2000 and 1999, no commissions have been incurred or paid under this agreement.

In September 2000, the Division received a contract award for installation of
"Aircraft Deicer Fluid Disposal Services" at MidAmerica St. Louis Airport. This
contract is the first award for the Division and is a direct result of its long-term marketing program. The system is expected to be installed and operational for the 2000/2001 deicing season.

In November 2000, the Company signed the contract for deicer disposal services at Mid-America St. Louis Airport. Based on Company estimates, approximately
$87,000 will be required to acquire and install the necessary equipment. The contract is for a five-year term with two five-year extensions at the Airport's option. Presently, gross revenues per year are projected at approximately
$60,000.

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

The Division expects to market one additional  airport system during the remainder of this year, in accordance  with its marketing  plan. The expected annualized revenues for the two systems are $550,000 for these contracts.

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

On January 26, 2001, the Company acquired 55% of the common stock of GPS
Integrators, Inc. (GPS), a Texas corporation. GPS provides the equipment and software associated with a proprietary ice monitoring system used on airport runways. GPS is an example of a synergistic acquisition to augment the contacts and services offered by the Company. Subsequent to the acquisition, GPS was awarded a service contract at Scott AFB, which is co-located with Mid America
Airport. In addition to the ice monitoring product line, GPS is developing a state-of-the-art airport information system. This system expands on the technology developed for the existing product line by incorporating facilities management, GPS tracking of aircraft, vehicles and personnel on airport property, high-speed Internet connectivity among airport operations stakeholders and high-speed Internet access for airport passengers. Several key components of this system have been developed and are in testing at this time. Presentations to various focus groups have been encouraging and helpful in finalizing product features and benefits.

The Company believes that acquisitions such as GPS add not only expanded product offerings, but also augment the Company's management capability. The Company will continue to evaluate acquisition candidates for similar opportunities.

Terms of the purchase agreement between the Company and GPS provide for the following:

2,000,000 shares of the Company's restricted stock for purchase of 55% of GPS;

   o  Various performance stock options, up to a maximum of 8,000,000 shares, exercisable at $.001 per share, over varying periods through 2003.

   o  GPS commenced  operations in early 2000. In 2000, GPS was awarded a
      $2,872,047 sole source contract by the U.S. Air Force. Through December
      31, 2000, all revenues were from this contract.  At December 31, 2000, GPS is owed $458,273 by the U.S. Air Force.

The Technology Group

On January 1, 2001, the Company entered into a five-year executive employment agreement with Mr. Frank Bridges. Mr. Bridges will oversee all technology issues as the Chief Operating Officer of Emerging Technology. Mr. Bridges joined the
Company from Lucent Technologies, where he had extensive career in their broadband and related technology areas.

Terms of the agreement provide for a base salary and annual stock options for up to 1,000,000 shares of restricted common stock at 50% of the shares' fair market value on January 1, 2001. The exercise of stock options is contingent upon certain performance criteria being met. Under certain circumstances, if the
Company terminates the contract before its expiration date, the employee is entitled to a maximum of 18 months of salary and stock options earned.

SWOMI

The Myrtle Beach operation is continuing the development of "SWOMI™", Seamless
Wireless Omni-directional Mobile Internet infrastructure in the Myrtle Beach area. SWOMI™ offers the user true roaming capability within the SWOMI™ system with access speeds of 2Mbps. Using the SWOMI™ equipment, a user will be able to move within the SWOMI™ network area with no loss of service or degradation of speed.

During the year, Beach Access installed over fourteen miles of backbone and had service to over 1,000 rooms in seven hotels in the Myrtle Beach area. The ISP had approximately 1,100 customers. As part of the capital committed to the operation, a DS-3 high-capacity Internet connection was installed. Beach Access also offers Web design and hosting as part of its product mix. The Company expects to market the SWOMI™ system in other areas of the country after completion of the Myrtle Beach project.

In connection with development and construction of the wireless Internet access system, the Company has committed to purchase $1,182,375 in component parts used in the system. Through December 31, 2000, the Company has received and recorded
$793,905 toward this purchase.

Through February 2001, the Company has signed contracts to provide wireless
Internet access services to approximately 2,400 hospitality and condominium units. Terms of these contracts require the Company provide the following:

   o     High-speed wireless internet access at the facility;
   o     Marketing materials;
   o     24-hour emergency response.

These contracts range from three to five years in length. Revenues are based on daily user fees. Through December 31, 2000, costs incurred on installing wireless Internet services at these facilities and acquiring equipment required in this operation was approximately $1,066,135. For the twelve months ended
December 31, 2000, there have been no significant revenues earned by the Company from wireless Internet activities.

RESULTS OF OPERATIONS

General

The Company generated revenue of $427,780 during the year, which was primarily from Myrtle Beach ISP operations. The Company has shown a current year loss of
($3,025,145), of which $1,407,338 resulted from compensation expense related to exercise of options granted as part of employment and consulting agreements.

Segment Data

The Company operates in two business segments, pollution treatment systems and
Internet technology. Currently, the only operating segment is the Internet technology group. Separate management of each segment is required because each business unit is subject to different marketing, delivery and technology strategies.

At December 31, 2000, and for the year then ended, information on reportable segments is as follows:

                                    Pollution           Internet Eliminating      Consolidated
                                    Treatment                 Technology           Adjustments          Total

  External revenue                 $         -             $   427,780           $       -              $   427,780
                                   =============          ============           ==============         ============
  Intersegment revenue             $         -             $        -            $       -              $        -
                                   =============          ============           ==============         ============
  Interest expense, net            $      26,138           $    24,227           $       -              $    50,365
                                   =============          ============           ==============         ============
  Depreciation and
      amortization                 $      38,641           $    57,672           $       -              $    96,313
                                   =============          ============           ==============         ============
  Loss from continuing
      operations                    $(775,876)           $(1,870,990)          $       -              $(2,646,866)
  Loss from discontinued
      operations                            -               (378,279)                  -               (378,279)
                                   -------------           -----------            -------------         -----------
  Net loss                          $(775,876)           $(2,249,269)          $       -              $(3,025,145)
                                    ===========            ===========            =============        =============

  Significant non-cash items -
    Employee and consultant
      compensation                  $   307,400            $ 1,099,938           $       -              $ 1,407,338
    Loss on market
      investments                           -                  229,816                   -                  229,816

    Loss on disposal of
      business segment                      -                  312,687                   -                  312,687
                                   -------------            -----------             -----------        -----------

                                    $   307,400            $ 1,642,441           $       -             $  1,949,841
                                     ===========            ===========             ===========        ===========

    Acquisition of long-
      lived assets                  $   236,250            $   393,635           $ (236,250)         $    393,635
                                     ===========            ===========            ===========         ===========

    Total assets                    $ 3,844,277            $ 1,894,559           $ (2,877,232)         $  2,861,604
                                     ===========            ===========            ===========          ==========

    Expenditures for long-
      lived assets                  $    260,027           $ 1,576,317           $ (236,250)         $  1,600,094
                                    ============            ===========            ===========         ===========

For the year ended December 31, 1999, the Company was in development stage and had not commenced operations.

The chief operating decision maker does not use cash loaned or invested in the
Internet technology segment to evaluate its performance. However, such information is furnished to the chief operating decision maker. For the year ended December 31, 2000, cash loaned or invested in the Internet technology segment amounted to $1,542,595.

The pollution treatment segment will derive its revenues from sale or lease of a proprietary biofiltration system used to treat polluted water. The Internet technology segment derives its revenues principally from dial-up and wireless
Internet access services to residential and commercial customers.

Eliminating adjustments noted above consist of consolidating adjustments to eliminate the parent company's (BIFS) investment in the wholly owned subsidiary.

Discontinued Operations

In August 2000, Company discontinued certain measurable portions of its Internet
Technology segment. The results of operations for the period presented is reported as a component of discontinued operations in the statements of operations.

Summarized results of the disposed segment for the year ended December 31, 2000 is as follows:

Net sales                                                 $ 338,712
                                                          =========

Operating loss                                            $(230,217)
                                                          =========

Net Loss from discontinued operations                     $(378,279)
                                                          ==========

For the period December 31, 1999, the Company did not operate in the above segment.

Professional Fees

In March 2000, the Company issued 2,000,000 shares of restricted stock for professional legal services to be rendered during the year ended December 31,
2000. The cost of these services was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. For the year ended December 31, 2000, professional fees amounting to
$130,000 were recorded under this arrangement.

In July 2000, the company has retained Dr. Campbell as a Senior Consultant with specific assignments in the areas of new product development, public relations and technology assessment. Dr. Campbell has extensive experience in public and investor relations strategies, general business strategy formulation and other forms of executive consulting including computing science and telecommunications.

Terms of the agreement provided for the following:

     o   Five year term through December 31, 2004;
     o   Stock option at $.001 per share on 3,000,000 shares of restricted stock upon signing of the agreement;
     o   Stock option at $.001 per share on an additional 1,000,000 shares of restricted stock effective January 1, 2001;
     o   Stock option at $.001 per share on an additional 1,000,000 shares of restricted stock effective January 1, 2002.

During the year ended December 31, 2000, Dr. Campbell exercised the option to acquire 3,000,000 shares of restricted common stock. The stock issued under this option, which was valued at $316,200, was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. The exercise of this option has been recorded as prepaid professional services and will be amortized over the life of the consulting agreement. For the year ended December 31, 2000, amortization of prepaid professional fees amounted to $105,400.

In November 2000, the Company entered into an agreement with a South Carolina corporation for sales and telecommunication consulting. The agreement is for a two- year term, extendable for additional one-year terms. Among other things, the agreement provides for the following:

     o   At signing, 150,000 shares of unrestricted stock as a signing bonus;
     o   Stock options on 4,850,000 shares of the Company's restricted common stock at an exercise price of $.60 per share. These options have vested at December 31, 2000, but must be exercised within two years. By August
         2001, these shares must become free trading.
     o   A cash payment based on a set fee per room or square footage for services sold on behalf of the Company.

For the year ended December 31, 2000, a signing bonus of $40,500, which represents the stock's fair market value, was recorded in accordance with the above agreement.

Business Acquisitions

Effective April 1, 2000, the Company purchased all of the outstanding stock of
Beach Access.Net, Inc., an internet service provider located in South Carolina.
The purchase price was 1,750,000 unrestricted shares of the Company's common stock. The cost of this acquisition, which amounted to $236,250, was recorded at the stock's fair market value as of April 1, 2000. This business combination was accounted for as a purchase.

In connection with this purchase, the Company recorded $224,820 of goodwill, which is being amortized over five years. For the year ended December 31, 2000, goodwill amortization of $33,723 was recorded.

In connection with the initial acquisition of Beach Access, the Company invested
8,600,000 shares of restricted common stock in Beach Access to acquire other related business assets and operations. The cost of these investments amounted to $607,040, which represents the stock's average simple traded value over a defined period, less a 15% discount because of its restricted nature. One of these acquisitions was never consummated and a portion of the invested shares was recovered. A loss on market investments of $59,160 was recorded for the unrecovered shares. In connection with these acquisitions, Beach Access recorded goodwill of $323,756. As discussed in Note J, one of these operations was subsequently discontinued. Goodwill associated with this acquisition, amounting to $132,087, was written off to loss on discontinued operations during the year ended December 31, 2000. For the year ended December 31, 2000, goodwill amortization of $28,746 was recorded on the remaining business assets.

In connection with the Beach Access acquisition, the Company issued to the former owner and certain employees of Beach Access, 8,000,000 shares of unrestricted and restricted common stock as a signing bonus and additional compensation.

Further, a five year employment agreement was signed with the former owner providing for a base annual salary and options on 15,250,000 shares of restricted common stock exercisable beginning immediately through January 1,
2003 at $.001 per share (contingent upon certain performance criteria being met).

The stock issued as a signing bonus and additional employee compensation have been recorded at the stock's fair market value as of April 1, 2000, for unrestricted shares and at an average simple traded value over a defined period for restricted shares less a 15% discount because of its restricted nature. In the accompanying statement of operations for the year ended December 31, 2000, employee compensation of $713,700 has been recorded to reflect the issuance of these shares. In April 2000, the former owner exercised the option under the above employment agreement to purchase 3,250,000 shares of the Company's restricted common stock. The stock issued under this option was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. For the year ended December 31, 2000, employee compensation of $240,338 was recorded upon exercise of this option.

The employment agreement with the former owner provides that should the former owner be terminated by the Company for any reason, any unexercised stock options can be exercised at any time within one year.

In December 2000, the Company terminated the former employee. Subsequently, the former owner notified the Company in writing of his intention to exercise the options on the remaining 12,000,000 shares of restricted stock. If exercised on the termination date, the stock options would be valued at $2,952,000. This amount is based on valuing the stock on the termination date using its average simple traded value over a defined period, less a 15% discount because of its restricted nature.

At December 31, 2000, the Company has instituted legal action to void the employment contract and issuance of the 12,000,000 option shares. In the opinion of management and legal counsel, the Company will prevail in their legal proceedings against the former employee and the employment agreement and associated stock options will be voided.

In May 2000, Beach Access acquired all of the common stock of Revcon
Technologies, Inc. and Alliance Computer Systems, LLC. These business combinations were accounted for as a purchase. Both of these companies provide networking, programming and wireless connectivity services. The purchase price for both was 1,000,000 shares of restricted common stock, plus a $22,000 cash payment. The cost of these acquisitions, which amounted to $97,650, included stock recorded at an average simple traded value over a defined period less a
15% discount because of its restricted nature. In connection with these purchases, Beach Access.Net, Inc. recorded assets in excess of the purchase price of $33,892, which is being amortized over five years. For the year ended
December 31, 2000, goodwill amortization of $3,948 was recorded. Neither of these operations had significant activity during the year ended December 31,
2000.

In connection with the Revcon Technologies, Inc. and Alliance Computer Systems,
LLC, acquisitions, the former owners signed five-year employment agreements with
Beach Access. These agreements provide for, among other things, a base annual salary and options on 2,000,000 shares of restricted common stock exercisable at
$.001 depending on certain performance criteria being met.

In July 2000, the former owners exercised an option under the above employment agreements to purchase 1,000,000 shares of the Company's restricted common stock. Employee compensation was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. For the year ended December 31, 2000, employee compensation of $105,400 was recorded upon exercise of this option.

In April 2000, Beach Access acquired the rights to provide Internet access through May 2001 to approximately 1,300 customers. The cost for these rights was
3,200,000 shares of restricted common stock. Terms of the agreements provide for monthly service revenues of $20,000.

On August 1, 2000, certain of the above agreements were modified whereby an additional 180,000 shares of the Company's restricted common stock was issued for the above customer rights.

In the accompanying financial statements, the purchase cost of these customers, which amounted to $271,814, has been recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. The cost of the purchase, less the excess of the value of the restricted stock over the services fee income arising from this transaction, which was changed to expense, is being amortized on a straight-line basis over twelve months through May 2001. For the year ended December 31, 2000, amortization of the purchase price amounted to $146,669.

In late 2000, payment of the above monthly service fees was terminated. Through
February 28, 2001, management has attempted unsuccessfully to collect current and past due amounts. Because of the unlikely possibility that past due amounts will be collected and future benefits from this arrangement are uncertain, management has made the following adjustments:

     Write-off of service fee accounts
        receivable at December 31, 2000                   $  30,880

    Write-off of unamortized customer
        rights at December 31, 2000                          93,331
                                                           ---------

                                                          $ 124,211
                                                           =========

ITEM 7.   FINANCIAL STATEMENTS

Financial Statements contained in this report reflect no change from the preceding year in any accounting principles or practices or in the method of application of those principles or practices.

                         BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                    CONTENTS

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                               1

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                                             2 - 3

    CONSOLIDATED STATEMENTS OF OPERATIONS                                  4

    CONSOLIDATED STATEMENTS OF CHANGES
        IN STOCKHOLDERS' EQUITY                                            5 - 6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                  7 - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 9 - 29

To the Board of Directors
BIFS Technologies Corporation
(formerly Biofiltration Systems, Inc.)
Sarasota, Florida

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of BIFS Technologies
Corporation (formerly Biofiltration Systems, Inc.) as of December 31, 2000, and
the related consolidated statements of operations, changes in stockholders'
equity and cash flows for the years ended December 31, 2000 and 1999.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIFS Technologies
Corporation (formerly Biofiltration Systems, Inc.) as of December 31, 2000, and
the results of its operations, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

CERTIFIED PUBLIC ACCOUNTANTS
(f.k.a. Semago & Company, P.A.)
Tampa, Florida
February 28, 2001

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                                         ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                                                        $   682,803
    Accounts receivable                                                                                   32,169
    Inventory                                                                                             28,497
    Prepaid professional fees                                                                            105,400
    Other current assets                                                                                 150,905

                                                                                                         999,774

EQUIPMENT AND FIXTURES

    Wireless internet access system
        and equipment                                                                                  1,066,135
    Other computer equipment                                                                             286,434
    Furniture and fixtures                                                                                58,118

                                                                                                       1,410,687
    Less accumulated depreciation                                                                     (36,900)

                                                                                                       1,373,787

OTHER ASSETS

    Patent, net of accumulated
        amortization of $22,952                                                                           38,121
    Prepaid professional fees, less
        current portion                                                                                  105,400
    Goodwill, net of accumulated
        amortization of $58,521                                                                          324,139
    Prepaid sales commissions
        to related company                                                                                18,000
    Other                                                                                                  2,383

                                                                                                         488,043

                                                                                                     $ 2,861,604

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable and accrued expenses                                                            $   575,411
    Current portion of related
        party notes payable                                                                               34,675

        TOTAL CURRENT LIABILITIES                                                                        610,086

LONG-TERM LIABILITIES

    Stockholder notes payable                                                                            348,900
    Related party notes payable,
        less current portion                                                                              61,073
    Note payable to majority stockholder                                                                 950,000

                                                                                                       1,359,973

COMMITMENTS AND CONTINGENCIES                                                                               -

STOCKHOLDERS' EQUITY

    Common stock, $.00001 par value,
        800,000,000 shares authorized,
        519,320,716 issued and 518,820,716
        shares outstanding                                                                                 5,193
    Additional paid-in capital                                                                         5,830,967
    Deferred stock options                                                                            (283,669)
    Accumulated deficit                                                                               (4,650,946)

                                                                                                         901,545
    Less treasury stock, at cost                                                                      (10,000)

                                                                                                         891,545

                                                                                                     $ 2,861,604

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                               2000                     1999

REVENUES                                                                   $   427,780               $      -

COST OF REVENUES                                                               349,887                      -

                                                                                77,893                      -

OPERATING EXPENSES

    Salaries and benefits                                                    1,264,866                      -
    Professional fees                                                          292,223                  105,051
    General and administrative                                                 645,134                   76,782
    Depreciation and amortization                                               96,313                    4,759
    Marketing expenses                                                         145,944                  812,500

                                                                             2,444,480                  999,092

NET OPERATING LOSS                                                          (2,366,587)              (999,092)

OTHER INCOME (EXPENSE)

    Interest income                                                              7,724                     -
    Interest expense                                                        (58,089)              (49,870)
    Loss on investments                                                     (229,914)                    -

                                                                            (280,279)              (49,870)

NET LOSS FROM CONTINUING OPERATIONS                                         (2,646,866)              (1,048,962)

DISCONTINUED OPERATIONS

    Loss from discontinued operations                                       (230,217)                    -
    Loss on disposal of discontinued
        operations                                                          (148,062)                    -

                                                                            (378,279)                    -

NET LOSS                                                                   $(3,025,145)              $(1,048,962)

NET LOSS PER COMMON
    SHARE                                                                  $(    .0061)              $(    .0023)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING (shares
    in 100's)                                                                4,938,179                4,495,796

LOSS FROM CONTINUING OPERATIONS                                            $(    .0053)             $(    .0023)

LOSS FROM DISCONTINUED OPERATIONS                                          $(    .0005)             $      -

LOSS FROM DISPOSAL OF DISCONTINUED
    OPERATIONS                                                             $(    .0003)             $      -

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly Biofiltration Systems, Inc.)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                              (shares in hundreds)

                                                        Common stock                 Common stock

                                                   Shares           Par value         subscribed

BALANCE, DECEMBER 31, 1998                     3,959,100           $3,959                        $  -

  Stock subscription for
    875,000 shares (varying
    price per share)                                          -               -             1,000,000

  Stock issued for services
    ($.035 per share)                                -                        -                     -

  Contribution of interest
    to additional paid-in
    capital                                          -                        -                     -

  Collection of stock
    subscription receivable
    and issue of stock
    for services                                 250,000                    250             (62,500)

   Adjustment to stock
     subscription price
     per share                                       -                        -             (625,000)

   Net loss                                          -                        -                     -

 BALANCE, DECEMBER 31, 1999                    4,209,100            4,209             312,500

                                               Additional             Stock             Deferred
               Treasury stock                   paid-in           subscription           stock            Accumulated

        Shares                Cost              capital            receivable           options             deficit

    $ 92,500            $(185,000)          $ 812,091           $      -                        $ -    $ (576,839)

                   -                    -                   -          (1,000,000)                -                     -

            (25,000)               50,000              37,500                    -                -                     -

                   -                    -              44,777                    -                -                     -

                   -                    -             874,750               62,500                -                     -

                   -                    -                   -              625,000                -                     -

                   -                    -                   -                    -                -           (1,048,962)

             67,500             (135,000)          1,769,118           (312,500)               -            (1,625,801)

          The accompanying notes to consolidated financial statements are an integral part of this statement.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly Biofiltration Systems, Inc.)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                              (shares in hundreds)

                                                    Common stock                 Common stock                  Treasury stock

                                              Shares            Par value         subscribed             Shares               Cost

  Stock used to acquire
    subsidiary                               17,500            $   17          $      -                   -             $     -

  Stock used to acquire
    business assets                          86,000                86                 -                   -                   -

  Stock used to acquire
    customer rights                          33,800                34                 -                   -                   -

  Stock issued for
    compensation                             80,000                80                 -                   -                   -

  Stock issued for services                  20,000                20                 -                   -                   -

  Stock issued for cash                     674,307               674             (312,500)               -                   -

  Cash contributed                              -                  -                  -                   -                   -

  Contribution of interest
    to additional paid-in
    capital                                     -                 -                   -                   -                   -

  Stock options granted for
    services and
    compensation                                -                 -                   -                   -                   -

  Stock options exercised
    for services                             30,000               30                  -                   -                   -

  Stock options exercised
    as compensation                          42,500               43                  -                   -                   -

  Treasury stock issued for
    services                                    -                 -                   -                62,500             125,000

   Net loss                                     -                 -                   -                   -                   -

 BALANCE, DECEMBER 31, 2000               5,193,207            $5,193                 -                 5,000           $ (10,000)

       Stock               Deferred
   subscription              stock               Accumulated
    receivable              options                deficit

 $      -                   $  -               $       -

        -                      -                       -

        -                      -                       -

        -                      -                       -

        -                      -                       -

    312,500                    -                       -

        -                      -                       -

        -                      -                       -

        -               (909,220)                      -

        -                313,901                       -

        -                311,650                       -

        -                      -                       -

        -                      -               (3,025,145)

 $      -              $ (283,669)            $(4,650,946)

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                     2000                1999

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                                                  $   467,577           $   -
   Cash paid for continuing operating
      expenses                                                                    (1,222,181)           (89,798)
   Cash paid for discontinued operations                                          (65,592)              -
   Cash received for interest                                                          6,909               -
   Cash paid for interest                                                         (18,548)           (6,253)

      Net cash used by operating
         activities                                                               (831,835)           (96,051)

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related company                                                    (128,000)              -
   Repayment of advances to related
      company                                                                        575,910               -
   Purchase of business and other assets                                          (8,354)              -
   Purchase of equipment and fixtures                                             (958,385)           (3,377)

      Net cash used by investing
         activities                                                               (518,829)           (3,377)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common
      stock                                                                        1,100,000               -
   Collections on stock subscription
      receivable                                                                        -                62,500
   Proceeds from stockholder
      notes payable                                                                  950,000               -
   Proceeds from related party
      notes payable                                                                     -                 5,314
   Repayment of related party notes
      payable                                                                     (16,539)              -
   Other                                                                                -                22,500

      Net cash provided by
         financing activities                                                      2,033,461             90,314

NET INCREASE (DECREASE) IN CASH                                                      682,797            (9,114)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                                       6              9,120

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                                   $   682,803           $      6

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                     2000               1999

                                             RECONCILIATION OF NET LOSS TO
                                          CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                                         $(3,025,145)        $(1,048,962)

RECONCILING ADJUSTMENTS

   Loss on investments                                                               229,914               -
   Loss from discontinued operations                                                 164,625               -
   Loss on disposal of discontinued operations                                       148,062               -
   Decrease in accounts receivable                                                    39,797               -
   Increase in inventory                                                          (15,009)              -
   Increase in prepaid professional fees                                          (210,800)              -
   Decrease in other assets                                                       (6,755)               120
   Depreciation and amortization                                                      96,313              4,759
   Increase in accounts payable
      and accrued expenses                                                           136,294              4,415
   Stock issued for services                                                       1,618,300            900,000
   Contribution of accrued interest
      to paid-in capital                                                              40,272             44,777
   Other                                                                          (47,703)               -

CASH FLOWS FROM OPERATING
   ACTIVITIES                                                                    $(831,835)       $(96,051)

                                       NONCASH INVESTING AND FINANCING ACTIVITIES

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                                                            $    40,272        $    44,777

ACQUISITION OF BUSINESS ASSETS WITH
   COMMON STOCK AND ADDITIONAL PAID
   IN CAPITAL                                                                    $ 1,144,042        $      -

STOCK ISSUED FOR SERVICES                                                        $ 1,407,338        $   900,000

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company activities

BIFS Technologies Corporation (formerly known as Biofiltration Systems, Inc.)
(the Company) was incorporated in the state of Florida in December 1992.  On
April 1, 2000, the Company acquired all of the outstanding stock of Beach
Access.Net, Inc. (Beach).

The Company was originally formed as a manufacturer of modular biofiltration systems for the treatment of polluted water. These patented systems will be sold or leased to customers. Commencing in April 2000, in addition to the wastewater treatment, the Company has acquired an internet service provider. In addition to providing dial-up internet services, the Company is developing a high speed wireless internet access system. Further the Company intends to acquire and develop unique companies that complement its core business activities.

The Company's main office is located in Sarasota, Florida. Internet service activities are presently located in Myrtle Beach, South Carolina.

Basis of presentation

The accompanying financial statements include the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.
Prior to January 1, 2000, the Company was considered a development stage enterprise.

Revenue recognition

Revenues from the Company's pollution control equipment will be recognized on the accrual basis of accounting or in accordance with provisions of Financial
Accounting Standards Board Statement No. 13, Accounting for Leases.

Internet service provider revenues will be derived from either monthly fixed fee charges or daily user fees.  The accrual basis of accounting is being utilized.

Equipment and fixtures

Equipment and fixtures are recorded at cost. Maintenance, repairs and minor renewals are expensed as incurred. When equipment and fixtures are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any profit or loss on disposal is credited or charged to earnings.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment and fixtures are depreciated over their estimated useful lives using the straight-line method. For income tax purposes, accelerated depreciation methods are used.

For the years ended December 31, 2000 and 1999, depreciation expense amounted to
$33,708 and $675, respectively.

Capitalized interest

The Company follows the policy of capitalizing interest as a component of the cost of equipment and fixtures constructed for its own use. For the year ended
December 31, 2000, total interest incurred was $63,393, of which $5,304 was capitalized and $58,089 charged to operations.

Patent

The patent was purchased from a related company (see Note D) that originally developed and recorded the patent. The patent is recorded at its purchase cost which represents the predecessor related company's development cost less predecessor amortization. The patent is being amortized over its useful life, currently estimated at 14 years.

For each of the years ended December 31, 2000 and 1999, patent amortization amounted to $4,084.

Goodwill

Goodwill represents the excess of the cost of business assets acquired over the fair value of the net assets at dates of acquisition. Amortization is being recorded on a straight-line basis over five years.

For the year ended December 31, 2000, amortization of goodwill amounted to
$58,521.

Impairment of long-lived assets

Long-lived assets, including intangibles, are periodically reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The amount of an impairment loss is measured as the excess of the carrying amount of the asset over the fair value of the asset.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

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

Advertising costs

Advertising costs are expensed as incurred. For the year ended December 31,
2000, advertising costs amounted to $43,855.

Stock issue and marketing expenses

Costs associated with the offering of the Company's common stock to outside investors have been expensed as incurred.

Sales commissions pursuant to a national sales agreement

Pursuant to a national sales agreement, the Company will pay sales commissions to a related company (see note B).  As sales and lease revenues are generated, commission expense will be recognized at a rate of 30% in accordance with the terms of the agreement on the accrual basis of accounting.

Deferred income taxes

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period the change is enacted.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per common share

Loss per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of
Financial Accounting Standards No. 128 Earnings Per Share.

Cash and cash equivalents

For the purpose of the statement of cash flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

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
Further, in accordance with the agreement and at its option, the Company may advance funds against future commissions to the related company. In September
2000, sales commission advances amounting to $575,910, were repaid by the related company.

For the years ended December 31, 2000 and 1999, no commissions have been incurred or paid under this agreement.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE C - STOCKHOLDER NOTES PAYABLE

At December 31, 2000, stockholder notes payable consist of the following:

        Stockholder notes payable,
           non-interest bearing, no
           specified repayment terms
           (see below)                                      $   348,900

        Unsecured note payable to
           majority stockholder,
           interest at 11.0%, payable
           monthly, principal due
           December 2002                                        950,000

                                                            $ 1,298,900

Interest on the above non-interest bearing stockholder notes payable has been imputed at an amount equal to the average annual prime rate plus 1.0%.  For the years ended December 31, 2000 and 1999, interest expense on these notes amounted to $35,692 and $31,335, respectively.  In the accompanying financial statements, an amount equal to this interest has been recorded as additional paid-in capital.

The stockholder notes payable have no specified repayment terms. However, based on written representation of the Company's Chief Executive Officer and majority stockholder, these notes payable will be repaid prior to payment of sales commissions due sales agent (see Note B).  Repayments will be limited to no more than 50% of all earned sales commissions due sales agent.

NOTE D - RELATED PARTY NOTES PAYABLE

The Company's majority stockholders own another company that developed and sold a patent to the Company for $61,073 (see Note A).  The Company issued a $61,073 note payable to this related company in conjunction with the purchase. Terms of the note provide for interest at 7.5% per annum.  Principal and unpaid interest payments on this note shall be paid from no more than 50% of any Company net profits, as defined.

At December 31, 2000, the Company's majority stockholders have agreed to assume the liability for the interest accrued on the above note through December 31,
2000.  This assumption of the liability has been recorded as a contribution to additional paid-in capital in the accompanying financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE D - RELATED PARTY NOTES PAYABLE (continued)

Additionally, the related corporation described above has advanced funds to the
Company under an unsecured, revolving promissory note.  Terms of this note provide for interest at 8.5%, payable quarterly, with principal due on December
31, 2001.  At December 31, 2000, the amount outstanding on this note payable is
$34,675.

NOTE E - SPECIAL SERVICES AGREEMENT

On March 31, 1999, the Company entered into a cancelable special services agreement with an unrelated active participation investor.  Pursuant to this agreement, the investor was to provide various public relations and marketing services to the Company in exchange for the right to purchase 87,500,000 shares of the Company's stock for $1,000,000.  The purchase of these shares was to occur in stages, at varying per share prices ranging from $.0025 to $.02 per share. At March 31, 1999, the shares associated with this agreement were recorded as subscribed common shares.

In accordance with the above agreement, upon collection of the subscription price for the first stage, 25,000,000 shares of common stock were issued.  For these shares, the $812,500 difference between the fair value of the stock at
March 31, 1999, and its selling price, has been recorded as stock marketing expense.

On or about September 1, 1999, the Company was de-listed from the OTCBB.
Subsequently, the company reduced the subscription price on the remaining
62,500,000 shares to $.005 per share.  In the accompanying financial statements the stock subscription receivable was adjusted to reflect the revised subscription price.

During the year ended December 31, 2000, amounts due the Company under this agreement were paid in full and terms of the agreement were considered to be satisfied by Company management.

NOTE F - BUSINESS ACQUISITIONS

Effective April 1, 2000, the Company purchased all of the outstanding stock of
Beach Access.Net, Inc., (Beach) an internet service provider located in South
Carolina.  The purchase price was 1,750,000 unrestricted shares of the Company's common stock.  The cost of this acquisition, which amounted to $236,250, was recorded at the stock's fair market value as of April 1, 2000.  This business combination was accounted for as a purchase.

In connection with this purchase, the Company recorded $224,820 of goodwill which is being amortized over five years. For the year ended December 31, 2000, goodwill amortization of $33,723 was recorded.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE F - BUSINESS ACQUISITIONS (continued)

The accompanying financial statements reflect operating activities of  Beach from  date  of  acquisition, April 1, 2000, to December 31, 2000.

The following summarized proforma (unaudited) information assumes the acquisition had occurred on January 1, 1999:

                                                                                   2000                  1999

                                                         ASSETS

    Current assets                                                             $ 1,155,067           $    12,789
    Other assets                                                                 1,829,699             1,046,232

                                                                               $ 2,984,766           $ 1,059,021

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities                                                        $   848,468           $   235,892
    Other liabilities                                                            1,359,973                409,973

                                                                                 2,208,441               645,865

    Stockholders' equity                                                           776,325               413,156

                                                                               $ 2,984,766           $ 1,059,021

                                                       OPERATIONS

    Revenues                                                                   $   497,885           $    76,336

    Net loss                                                                   $(2,196,743)          $(2,038,458)

    Net loss per common share                                                  $(    .0044)          $(    .0048)

The above proforma amounts reflect adjustments for goodwill,  amortization of goodwill,  an employment agreement entered into as part of the acquisition and write off of a business acquisition that was not consummated.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE F - BUSINESS ACQUISITIONS (continued)

In connection with the initial acquisition of Beach, the Company invested
8,600,000 shares of restricted common stock in Beach to acquire other related business assets and operations.  The cost of these investments amounted to
$607,040, which represents the stock's average simple traded value over a defined period, less a 15% discount because of its restricted nature.  One of these acquisitions was never consummated and a portion of the invested shares was recovered.  A loss on investments of $59,160 was recorded for the unrecovered shares.  In connection with these acquisitions, goodwill of $323,756 was recorded by Beach. As discussed in Note J, one of these operations was subsequently discontinued.  Goodwill associated with this acquisition, amounting to $132,087 , was written off to loss on discontinued operations during the year ended December 31, 2000.  For the year ended December 31, 2000, goodwill amortization of $28,746 was recorded on the remaining business assets.

In connection with the Beach acquisition, the Company issued to the former owner and certain employees of Beach, 8,000,000 shares of unrestricted and restricted common stock as a signing bonus and additional compensation.

Further, a five year employment agreement was signed with the former owner providing for a base annual salary and options on 15,250,000 shares of restricted common stock exercisable beginning immediately through January 1,
2003 at $.001 per share (contingent upon certain performance criteria being met).

The stock issued as a signing bonus and additional employee compensation has been recorded at the stock's fair market value as of April 1, 2000, for unrestricted shares and at an average simple traded value over a defined period for restricted shares less a 15% discount because of its restricted nature. In the accompanying statement of operations for the year ended December 31, 2000, employee compensation of $713,700 has been recorded to reflect the issuance of these shares.

In April 2000, the former owner exercised the option under the above employment agreement to purchase 3,250,000 shares of the Company's restricted common stock.
The stock issued under this option was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature.  For the year ended December 31, 2000, employee compensation of $240,338 was recorded upon exercise of this option.

The employment agreement with the former owner provides that should the former owner be terminated by the Company for any reason, any unexercised stock options can be exercised at any time within one year.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE F - BUSINESS ACQUISITIONS (continued)

In December 2000, the former owner was terminated by the Company.  Subsequently, the former owner notified the Company in writing of his intention to exercise the options on the remaining 12,000,000 shares of restricted stock. If exercised on the termination date, the stock options would be valued at $2,952,000.  This amount is based on valuing the stock on the termination date using its average simple traded value over a defined period, less a 15% discount because of its restricted nature.

At December 31, 2000, the Company has instituted legal action to void the employment contract and issuance of the 12,000,000 option shares. In the opinion of management and legal counsel the Company will prevail in their legal proceedings against the former employee and the employment agreement and associated stock options will be voided.

In May 2000, Beach acquired all of the common stock of Revcon Technologies, Inc.
and Alliance Computer Systems, LLC. These business combinations were accounted for as a purchase.  Both of these companies provide networking, programming and wireless connectivity services.  The purchase price for both was 1,000,000 shares of restricted common stock, plus a $22,000 cash payment.  The cost of these acquisitions, which amounted to $97,650, included stock recorded at an average simple traded value over a defined period less a 15% discount because of its restricted nature.  In connection with these purchases, Beach Access.Net,
Inc. recorded assets in excess of the purchase price of $33,892 which is being amortized over five years.  For the year ended December 31, 2000, goodwill amortization of $3,948 was recorded. Neither of these operations had significant activity during the year ended December 31, 2000.

In connection with the Revcon Technologies, Inc. and Alliance Computer Systems,
LLC, acquisitions, the former owners signed five year employment agreements with
Beach.  These agreements provide for, among other things, a base annual salary and options on 2,000,000 shares of restricted common stock exercisable at $.001 depending on certain performance criteria being met.

In July 2000, the former owners exercised an option under the above employment agreements to purchase 1,000,000 shares of the Company's restricted common stock.  Employee compensation was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature.  For the year ended December 31, 2000, employee compensation of $105,400 was recorded upon exercise of this option.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE F - BUSINESS ACQUISITIONS (continued)

In April 2000, Beach acquired the rights to provide internet access through May
2001 to approximately 1,300 customers.  The cost for these rights was 3,200,000 shares of restricted common stock.  Terms of the agreements provide for monthly service revenues of $20,000.

On August 1, 2000, certain of the above agreements were modified whereby an additional 180,000 shares of the Company's restricted common stock was issued for the above customer rights.

In the accompanying financial statements, the purchase cost of these customers, which amounted to $271,814, has been recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature.  The cost of the purchase, less the excess of the value of the restricted stock over the services fee income arising from this transaction, which was changed to expense, is being amortized on a straight-line basis over twelve months through May 2001.  For the year ended December 31, 2000, amortization of the purchase price amounted to $146,669.

In late 2000, payment of the above monthly service fees was  terminated. Through
February 28, 2001, management has attempted unsuccessfully to collect current and past due amounts.  Because of the unlikely possibility that past due amounts will be collected and future benefits from this arrangement are uncertain, management has made the following adjustments:

    Write-off of service fee accounts
        receivable at December 31, 2000              $  30,880

    Write-off of unamortized customer
        rights at December 31, 2000                     93,331

                                                     $ 124,211

NOTE G - PROFESSIONAL FEES

In March 2000, the Company issued 2,000,000 shares of restricted stock for professional legal services to be rendered during the year ended December 31,
2000.  The cost of these services was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature.  For the year ended December 31, 2000, professional fees amounting to
$130,000 were recorded under this arrangement.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE G - PROFESSIONAL FEES (continued)

In July 2000, the Company retained a business advisor to provide various business consulting and planning services. Terms of the agreement provided for the following:

        -  five year term through December 31, 2004;
        -  stock option at $.001 per share on 3,000,000 shares of restricted stock upon signing of the agreement;
        -  stock option at $.001 per share on an additional 1,000,000 shares of restricted stock effective January 1, 2001;
        -  stock option at $.001 per share on an additional 1,000,000 shares of restricted stock effective January 1, 2002.

During the year ended December 31, 2000, the business advisor exercised the option to acquire 3,000,000 shares of restricted common stock.  The stock issued under this option, which was valued at $316,200, was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature.  The exercise of this option has been recorded as prepaid professional services and will be amortized over the life of the consulting agreement.  For the year ended December 31, 2000, amortization of prepaid professional fees amounted to $105,400.

In November 2000, the Company entered into an agreement with a South Carolina corporation for sales and telecommunication consulting.  The agreement is for a two year term, extendable for additional one year terms. Among other things, the agreement provides for the following:

        -  At signing, 150,000 shares of unrestricted stock as a signing bonus;
        -  Stock options on 4,850,000 shares of the Company's restricted common stock at an exercise price of $.60 per share. These options have vested at December 31, 2000, but must be exercised within two years.
           By August 2001, these shares must become free trading.
        -  A cash payment based on a set fee per room or square footage for services sold on behalf of the Company.

For the year ended December 31, 2000, a signing bonus of $40,500, which represents the stock's fair market value, was recorded in accordance with the above agreement.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE H - STOCK SPLIT

In March 2000, effective April 15, 2000, the Company's Board of Directors approved a 100:1 stock split.  In conjunction with this stock split, the par value of the Company's stock was changed to $.00001.

All shares and share prices disclosed in the accompanying financial statements reflect the effect of the 100:1 stock split.

NOTE I - SEGMENTS

The Company operates in two business segments, pollution treatment systems and internet technology.  Currently, the only operating segment is the internet technology group.  Separate management of each segment is required because each business unit is subject to different marketing, delivery and technology strategies.

At December 31, 2000, and for the year then ended, information on reportable segments is as follows:

                                                    Pollution         Internet        Eliminating     Consolidated
                                                    treatment        technology       adjustments         total

    External revenue                                $      -         $   427,780     $      -           $   427,780

    Intersegment revenue                            $      -         $      -        $      -           $      -

    Interest expense, net                           $    26,138      $    24,227     $      -           $    50,365

    Depreciation and
      amortization                                  $    38,641      $    57,672     $      -           $    96,313

   Loss from continuing
      operations                                    $(775,876)     $(1,870,990)    $      -           $(2,646,866)

   Loss from discontinued
      operations                                           -         (378,279)          -             (378,279)

   Net loss                                         $(775,876)     $(2,249,269)    $      -           $(3,025,145)

   Significant non-cash items -

      Employee and consultant
        compensation                                $   307,400      $ 1,099,938     $      -           $ 1,407,338

      Loss on market
        investments                                         -            229,816            -              229,816

      Loss on disposal of
        business segment                                    -            312,687            -              312,687

                                                     $   307,400     $ 1,642,441     $      -          $ 1,949,841

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE I - SEGMENTS

                                                         Pollution       Internet        Eliminating      Consolidated
                                                         treatment      technology       adjustments          total

   Significant non-cash items -
      (continued)

      Acquisition of long-
        lived assets                                     $   236,250     $   393,635    $(236,250)     $   393,635

   Total assets                                          $ 3,844,277     $ 1,894,559    $(2,877,232)     $ 2,861,604

   Expenditures for long-
      lived assets                                       $   260,027     $ 1,576,317    $(236,250)     $ 1,600,094

For the year ended December 31, 1999, the Company was in development stage and had not commenced operations.

The chief operating decision maker does not use cash loaned or invested in the internet technology segment to evaluate its performance.  However, such information is furnished to the chief operating decision maker.  For the year ended December 31, 2000, cash loaned or invested in the internet technology segment amounted to $1,542,595.

The pollution treatment segment will derive its revenues from sale or lease of a proprietary biofiltration system used to treat polluted water.  The internet technology segment derives its revenues principally from dial-up and wireless internet access services to residential and commercial customers.

Eliminating adjustments noted above consist of consolidating adjustments to eliminate the parent company's (BIFS) investment in the wholly-owned subsidiary.

As noted above, the internet technology segment has sustained substantial net operating losses.  Its ability to continue as a going concern and realize amounts invested, is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and fund capital improvements.
Company management has planned operational and capital needs through December
31, 2001, and evaluated funding sources.  Based on this plan, sufficient funding is available to fund the internet technology segment's operations and capital needs through December 31, 2001.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE J - DISCONTINUED OPERATIONS

In August 2000, the Company discontinued certain measurable portions of its internet technology segment.  The results of operations for the period presented is reported as a component of discontinued operations in the statements of operation.

Summarized results of the disposed segment for the year ended December 31, 2000, are as follows:

      Net sales                           $ 338,712

      Operating loss                      $(230,217)

      Loss from discontinued
        operations                        $(378,279)

For the year ended December 31, 1999, the Company did not operate in the above segment.

NOTE K - TREASURY STOCK

In December 1998, the Company canceled a stock purchase agreement with a purchaser (see Note E).  As a result, 9,250,000 shares of common stock were returned to the Company.  The treasury stock is recorded at the original cost per share of the stock transaction.  However, these shares are currently held in an escrow account on behalf of the Company.  It is the intention of the Company that these shares be held for future issuance to new investors or for future services to be provided.

During the years ended December 31, 2000 and 1999, treasury stock amounting to
8,750,000 shares, were issued for asset purchase, employee and consultant compensation and professional fees.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 Disclosure about Fair Values of Financial Instruments requires disclosure of fair value to the extent practicable for financial instruments which are recognized in the balance sheet.
The fair value disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization or settlement.  The following summarizes financial instruments by individual balance sheet account at December 31, 2000:

                                                       Carrying             Fair
                                                        amount              value

   Financial assets -

      Cash                                              $   682,803               $   682,803

   Financial liabilities -

      Accounts payable and
        accrued expenses                                $   575,411               $   575,411

      Stockholder notes
        payable                                         $ 1,298,900               $ 1,298,900

      Related party notes
        payable                                         $    95,748               $    95,748

The carrying values of cash and accounts payable approximate their fair values.

The fair value of stockholder and related party notes payable is based on current rates at which the Company could borrow funds with similar terms.  There is no significant difference between the carrying value and fair value of these instruments.

NOTE M - INCOME TAXES

At December 31, 2000, the provision for income taxes consist of the following:

                                                       2000               1999

       Deferred tax benefit
                                                   $   621,100        $  92,700

       Less valuation allowance
                                                    (621,100)        (92,700)

                                                   $      -           $     -

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE M - INCOME TAXES (continued)

The valuation allowance has been provided by the management of the Company. This is due to the uncertainty of the realization of the future benefit of the deferred tax assets.

For the years ended December 31, 2000 and 1999, the following temporary differences give rise to the above deferred tax benefits:

Net operating costs expensed
     for financial accounting purposes
     but deferred for tax purposes                         $1,441,235                $222,851

For the years ended December 31, 2000 and 1999, a reconciliation of the income tax benefit at statutory rates to the Company's effective rate is as follows:
                                                             2000                     1999

              Benefit computed at statutory rates            41.60%                  41.60%

              Nondeductible stock marketing and
                          other expenses                     (1.30%)                (32.70%)

              Less valuation allowance on deferred
                          tax assets                        (40.30%)                 (8.90%)

              Benefit computed at effective rate                - %                     - %

At December 31, 2000, deferred tax assets consist of the following:

              Deferred tax assets                           $790,300              $190,700

              Less valuation allowance                      (790,300)             (190,700)

                                                            $      -              $    -

At December 31, 2000, the Company has $1,492,961 of tax net operating losses available for carryforward through 2015.

NOTE N - OTHER COMMITMENTS AND CONTINGENCIES

In connection with development and construction of the wireless internet access system, the Company has committed to purchase $1,182,375 in component parts used in the system.  Through December 31, 2000, the Company has received and recorded
$793,905 toward this purchase (see below).

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE N - OTHER COMMITMENTS AND CONTINGENCIES (continued)

In November 2000, the Company signed a contract for deicer disposal services at
Mid-America St. Louis Airport.  Based on Company estimates, approximately
$87,000 will be required to acquire and install the necessary equipment.  The contract is for a five year term with two five year extensions at the Airport's option.  Presently, gross revenues per year are projected at approximately
$60,000.

Through February 2001, the Company has signed contracts to provide wireless internet access services to approximately 2,400 hospitality and condominium units.  Terms of these contracts require the Company provide the following:

        -  high-speed wireless internet access at the facility;
        -  marketing materials;
        -  24 hour emergency response.

These contracts range from three to five years in length.  Revenues are based on daily user fees.  Through December 31, 2000, costs incurred on installing wireless internet services at these facilities and acquiring equipment required in this operation was $1,066,135.  At December 31, 2000, the Company had
completed installation of wireless services for 803 units at a total cost of
$133,791.  For the twelve months ended December 31, 2000, there has been no revenues earned by the Company from wireless internet activities.

The Company is currently negotiating claims with a number of individuals arising from actions of a former employee. Presently, the amounts being claimed approximate $168,000.  Management has engaged counsel to address the claims and through February 28, 2001, the eventual outcome is unknown.

NOTE O - LEASE ACTIVITY

The Company leases office space under short-term and long-term operating leases.
At December 31, 2000, future remaining payments under the long-term lease is as follows:

                                           Year                   Amount

                                           2001                  $ 38,400
                                           2002                    38,400
                                           2003                    12,800

                                                                 $ 89,600

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE O - LEASE ACTIVITY (continued)

For the years ended December 31, 2000 and 1999, rent expense on the above lease activity amounted to $45,081 and $13,616, respectively.

NOTE P - STOCK OPTIONS

During 2000 the Company entered into various compensatory stock option agreements with certain employees and consultants.

The Company has adopted Statement of Financial Accounting Standard No. 123,
Accounting for Stock Based Compensation, to value the stock options granted to employees and consultants.  The value of each option granted has been determined using the Black-Scholes stock option pricing model.  The following assumptions were made in estimating the fair value of the options: risk-free interest rate of 5.33%; no dividend yield; expected lives from zero to five years; no expected volatility.  Costs charged to operations during 2000 were $625,553.

Additionally, the Company has granted an option to a consultant to purchase an additional 4,850,000 shares at an exercise price of $.60 per share.  Management has determined the per share exercise price equals or exceeds fair market value.
These options expire in August 2002.

As described in Note F, the Company has granted a 12,000,000 stock option to the former owner.  The exercise price of these options is $.001.  Based on the
Black-Scholes stock option pricing model described above, the value of this option at the grant date, if recorded, would be $876,000.  Based on an employment agreement these shares are exercisable if the former owner is terminated.  In December 2000, the former owner was terminated.  At December 31,
2000, the Company has instituted legal action to void the employment agreement and issuance of the above option shares.  In the opinion of Management and legal counsel, the Company will prevail in their legal proceeding against the former owner and the employment agreement and associated stock options will be voided.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE P - STOCK OPTIONS (continued)

The following is a summary of stock options granted and outstanding:

                                                  Number of shares

       Outstanding at
        December 31, 1999
                                                                 -

       Options granted
                                                          15,100,000

       Options exercised
                                                         (7,250,000)

       Options forfeited
                                                                 -
       Outstanding at
        December 31, 2000
                                                           7,850,000

       Exercisable,
        December 31, 2000
                                                           4,850,000

The weighted average exercise price of options granted during 2000 was $.193.
The weighted average fair value of options granted during 2000 was $.253.

NOTE Q - SUBSEQUENT EVENTS

On January 1, 2001, the Company entered into a five year executive employment agreement with an employee.  Terms of the agreement provide for a base salary and annual stock options for up to 1,000,000 shares of restricted common stock at 50% of the shares' fair market value on January 1, 2001.  The exercise of stock options are contingent upon certain performance criteria being met. Under certain circumstances, if the Company terminates the contract before its expiration date, the employee is entitled to a maximum of 18 months of salary and stock options earned.

On January 26, 2001, the Company acquired 55% of the common stock of GPS
Integrators, Inc. (GPS), a Texas corporation.  GPS provides the equipment and software associated with a proprietary ice monitoring system used on airport runways.

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE Q - SUBSEQUENT EVENTS (continued)

Terms of the purchase agreement provides for the following:

        -  2,000,000 shares of the Company's restricted stock for purchase of
           55% of GPS;
        -  various performance stock options, up to a maximum of 8,000,000 shares, exercisable at $.001 per share, over varying periods of time through 2003.

GPS commenced operations in early 2000.  At December 31, 2000, and for the twelve months then ended, summary financial information (unaudited) on GPS is as follows:

       Financial position -

       Current assets                                $   458,273

       Current liabilities                           $   457,273

          Equity                                     $     1,000

       Operations -

       Gross revenues                                $ 2,412,639

        Net income                                    $      -

GPS was awarded a $2,872,047 sole source contract by the U.S. Air Force. Through
December 31, 2000, all revenues were from this contract.  At December 31, 2000,
GPS is owed $458,273 by the U.S. Air Force.

The following summarized proforma (unaudited) information assumes the GPS acquisition had occurred on January 1, 2000:

                                     ASSETS

           Current assets                                 $ 1,697,780
           Other assets                                     2,255,430

                                                          $ 3,953,210

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly BIOFILTRATION SYSTEMS, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE Q - SUBSEQUENT EVENTS (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities                            $ 1,067,359
       Other liabilities                                1,359,973

                                                        2,427,332

       Stockholders' equity                             1,525,878

                                                      $ 3,953,210

                                   OPERATIONS

       Revenues                                       $ 2,840,419

       Net loss                                       $(2,883,812)

       Net loss per common share                      $(    .0058)

The above amounts reflect adjustment for goodwill, amortization of goodwill and recognition of minority  interest in earnings.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with B2d Semago on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS:  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the names and positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of shareholders and serve for one year or until their successors are elected and qualify.  Officers are elected by the
Board and their terms of office are at the discretion of the Board, except to the extent governed by employment contract.

                                                                                                        Term
Name                        Age     Title                                          Director Since      Expires
                                    Director, President and Chief Executive
Alpha J. Keyser             63      Officer                                        1992                2001
Thomas Cannon               56      Director, Marketing Director                   1993                2001
James A. Feiler             41      Director, Technical Director                   2000                2001

Duties, Responsibilities and Experience

Alpha J. Keyser, Director, President and Chief Executive Officer

Since 1992, Mr. Keyser has served as the Company's President and Chief Executive
Officer. Mr. Keyser has devoted his time and efforts in the ongoing development of the Company's current business and has been able to utilize his past experience to benefit the Company's growth and expansion.  Mr. Keyser has more than 30 years experience in construction, heavy equipment manufacture development operation and sales, oil and gas drilling operations, and explorative hydrogeology.  Mr. Keyser has started and served as CEO of a number of successful small businesses in these areas.  In 1989, he started AAA
Environmental Services Corp., an environmental services company formed for the development and marketing of equipment, technology and services in wastewater environmental clean up, solid and hazardous waste treatment and air emission control.  From 1985 to 1988, he was President and owner of Algasco, Inc., a natural gas exploration and development company which drilled 19 gas wells in the vicinity of Victoria, Texas.  From 1978 to 1986, he was President and owner of Alpha Gas Development, Inc., which was formed to do well exploration and development in Kentucky.  The company leased in excess of 35,000 acres in
Whitley County, Kentucky, resulting in the discovery of one of, if not the, largest gas field in the state.  In 1985, the company obtained a $500,000 grant from Department of Energy to provide the extension of Devonian shale into southeast Kentucky.  Mr. Keyser sold the company in 1984 but remained as
President and CEO until late 1986.  From 1973 to 1977, he was the owner and
President of Al J. Keyser, Inc., which marketed and installed more than 60 sewage pumping stations in southwest Florida.  From 1963 to 1972, he was
Eastern Regional Sales Manager for Hein-Wenner Corp.  He assisted in the original controls design and pioneered the concept and sale of the larger1/2yard and up hydraulic excavators through the eastern U.S. and Canada.  He became the number one producer in the company. From 1960 to 1963, he was employed in the sales department of Bay City Shovels and was responsible for installation, demonstration and troubleshooting for a worldwide producer of heavy construction equipment, cranes, backhoes and shovels.

Thomas Cannon, Director

During the past five years, Mr. Cannon has served as the Company's marketing director and has met with potential business prospects on a continuous basis.
Mr. Cannon was instrumental in the Company's first Pollution Control Group contract. He has extensive marketing expertise, especially to the nation's airports and to the military.  He is responsible for all marketing efforts and directs all sales agents.  From 1991 to 1993, he was employed by Flow
International, Inc., and was responsible for sales and market development at their services division.  From 1987 to 1991, Mr. Cannon founded Rampart Water
Blast, Inc., which developed technology to remove rubber and paint from runways at commercial and military airports throughout the U.S.  He took the company from start-up to $3.5 million gross sales in four years.  He sold the company to
Flow International.  From 1980 to 1987, he formed Coastal Striping, Inc., to paint roads and runways at military bases throughout the U.S., reaching $4 million in gross sales.  He closed the company when the military changed its bidding procedures and funding.  From 1976 to 1980 he managed Safe Line, Inc., a company that painted highways in Ohio.  From 1968 to 1976, he was employed by
Standard Oil Co. Ohio (now known as BP).  He started there after graduating from college and progressed through marketing and real estate departments to become project manager.

James A. Feiler, P.G., R.E.M.

Jim joined the Company in April 2000 and currently serves as a Director of the
Company and as its Technical Director.  His primary responsibilities include assisting with the marketing of the patented biofiltration system and directing the design, installation and field operations of BIFS equipment.  From 1996 until joining the company, he was employed by Professional Service Industries as a Department Manager and Consultant for Environmental Services.  Primary duties included managing the Atlanta Environmental Department that conducted Phase I
Environmental Site Assessments, Phase II Environmental Site Assessments, site investigations, and remediation and asbestos/LBP/IAQ/IH services.  He was also responsible for planning, growth and coordinating sales, marketing, and operations to achieve revenue generation, profits and quality control.  From
1995 to 1996, Jim was and independent consulting geologist specializing in landfill compliance monitoring of groundwater, surface water, and leachate, petroleum and hazardous waste site investigation and corrective action implementation and oil and natural gas exploration, development, and production.
Before this, Mr. Feiler worked with environmental companies engaged in managing, designing, installing and operating soil and groundwater remediation systems for
RCRA and UST projects.  Mr. Feiler has a degree in Geology from Miami University and is a licensed Geologist and a Registered Environmental Manager.

ITEM 10.  EXECUTIVE COMPENSATION

Al Keyser has received no compensation for serving in the capacity of President and Chief Executive Officer. Mr. Keyser, as "Tenants in the Entireties"
ownership with Victoria Keyser, his wife, is the beneficial owner of 272,000,000 shares of the Company's common stock.

Should the Company become profitable and produce commensurate cash flows from operations, compensation for Mr. Keyser will be reviewed, modified as appropriate and approved by the Company's Board of Directors.

It is the responsibility of the Company's officers and its Board of Directors to determine appropriate compensation programs for key personnel. Such determination and timing thereof will be based upon such factors as equity sales, operating cash flows, capital requirements, and other similar factors incorporated into the Company's business plan.

There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at a normal date pursuant to any presently existing plan provided or contributed to by the Company, or any of its subsidiaries, if any.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of common stock by each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock; each director of the Company; and all executive officers and directors of the Company as a group:

Title of          Name and Address of                                      Number of            Percent of
Class             Beneficial Owner (1)                                      Shares              Class (2)

Common            Alpha J. and Victoria Keyser                           272,000,000                   52%
                  525 Sutton Place
                  Longboat Key, FL 34228

Common            Thomas Cannon                                                    0                   0%

Common            James E. Feiler                                                  0                   0%

Common            All Directors and Executive                            272,000,000                   52%
                  Officers as a Group

(1)      As used in this table, "beneficial ownership" means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security)
(2)      Figures are rounded to the nearest percentage.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company completes a thorough due diligence process in hiring its consultants and key personnel. The following sets forth shares issued to such key personnel as a result of the exercise of options.

Name                       # of Shares               Relationship               Date Acquired

Dr. Harold Campbell          3,000,000                Consultant                  8/14/00

Paul Aubin                     238,534                Manager, Beach Access       8/21/00
                               706,667                                            8/29/00
                               706,667                                            11/1/00

Kenneth Bourg                  566,133                Manager of R&D              8/14/00
                               293,333                                            11/1/00

Certain family members of the Company's President own shares of the Company's common stock as set forth below:

Alpha J. Keyser, President and CEO, is related to the following shareholders:

Name                       # of Shares                        Relationship              Date Acquired

Victoria Keyser            272,000,000                              Wife                1992 - 93

These shares are owned as "Tenants in the Entireties".

In management's opinion, although this is not an arms length transaction, a 30%
fee for all expenses related to marketing of the product has been and continues to be in the Company's best interest and is competitive with similar services provided by other companies. With this arrangement, the Company does not have any fixed payroll, payroll tax, employee benefit, promotion, travel or other similar expenses for the marketing of their products. These expenses are all variable. In management's opinion, similar costs on a fixed basis during the development of the market would have had a detrimental impact on the overall cash flow of the Company. A marketing fee of 30% is a reasonable cost for these services.

The following describes the shareholder notes payable and when they were issued:

                           Year                               Amount
                           1993                               $102,500
                           1994                                 66,400
                           1995                                 80,000
                           1996                                 40,000
                           1997                                 60,000
                                                              ---------
                           Total                              $348,900

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index.

(b)      Reports on Form 8-K: The Company filed a Current Reports on Form 8-K during the fiscal quarter ended December 31, 2000.

                                  EXHIBIT INDEX

Exhibit                      Exhibit                                                      Page
Number                     Description                                                  Number

3.1      Articles of Incorporation, as amended*
3.2      Bylaws*

4.1      Instruments defining the rights of holders
         (Refer to Exhibit 3)

9        Voting Trust Agreement (not applicable)

10       Material contracts
10.1     Beach Access.Net, Inc., Stock Purchase Agreement *
10.2     Alliance Computer Systems, LLC, Agreement for Sale of Business Assets *
10.3     Revcon Technologies Corp., Stock Purchase Agreement *
10.4     MidAmerica St. Louis Airport contract *
10.5     Interactive Internet Services Agreement *
10.6     National Sales Agreement *
10.7     Letter of Intent *
10.8     Active Participation Investor Special Services Agreement *

11       Statement re: Computation of per share earnings (not applicable)

21       Subsidiary of the Registrant *

24       Power of Attorney  (not applicable)

*    Filed as Exhibits to the Company's Form 10-SB filed on February 3, 2000

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2001                 BIFS TECHNOLOGIES CORP.

                                     By: /s/ Alpha J. Keyser
                                     ---------------------------------
                                             Alpha J. Keyser, President and
                                             Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

Date: March 29, 2001                 By: /s/ Alpha J. Keyser
                                     ---------------------------------
                                             Alpha J. Keyser, President and Director
                                             (Principal Financial and Accounting Officer)

Date: March 29, 2001                 By:  /s/ Thomas Cannon
                                     -----------------------------------
                                              Thomas Cannon, Director

Date: March 29, 2001                 By:  /s/ James A. Feiler
                                     -----------------------------------
                                              James A. Feiler, Director