Form 10QSB
period 2001-03-31
BIFS TECHNOLOGIES CORP
filed 2001-05-21
CIK 1060967

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

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
           State or other jurisdiction of             I.R.S. Employer
            incorporation or organization            Identification No.

           2075 Fruitville Road, Suite 200, Sarasota, Florida 34237
               (Address of Principal Executive Office) (Zip Code)

                                 (941) 343-9300
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

The  number of shares of registrant's Common Stock, $.00001 par value, outstanding as of March 31, 2001 was 513,221,716 shares.

                             BIFS TECHNOLOGIES CORP.

                                      INDEX

                                                                              Page

PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheet March 31, 2001

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 2001 and 2000

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements

                  Pro Forma Consended Consolidating Financial Statements

                  Balance Sheet March 31, 2001

                  Statement of Operations for the Three Months Ended March 31,
                  2001

                  Notes to Pro Forma Condended Consolidating Financial
                  Statements

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

PART II    OTHER INFORMATION:

         ITEM 1.  LEGAL PROCEEDINGS

         ITEM 2.  CHANGES IN SECURITIES

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         ITEM 5.  OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                         PART I - FINANCIALS INFORMATION

                          BIFS TECHNOLOGIES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2001
                                 --------------

                                     ASSETS
                                     ------

CURRENT ASSETS

    Cash                                                           $   432,733
    Accounts receivable, net                                            53,102
    Inventory                                                           27,360
    Prepaid and other current assets                                   317,045
                                                                    -----------

        TOTAL CURRENT ASSETS                                           830,240
                                                                    -----------

FIXED ASSETS

    Wireless internet access system
        and equipment                                                1,124,228
    Computer equipment                                                 240,958
    Other                                                              121,001
                                                                    -----------

                                                                     1,486,187
    Accumulated depreciation                                           (68,947)
                                                                    -----------

                                                                     1,417,240
                                                                    -----------

OTHER ASSETS

    Patent, net                                                         37,100
    Prepaid professional fees, less
        current portion                                                226,558
    Goodwill, net                                                      761,767
    Other                                                                8,867
                                                                    -----------

                                                                     1,034,292
                                                                    -----------

                                                                   $ 3,281,772
                                                                    ===========

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2001
                                 --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

    Current portion of related party
        notes payable                                              $    34,675
    Accounts payable and accrued expenses                              404,498
                                                                    -----------

        TOTAL CURRENT LIABILITIES                                      439,173
                                                                    -----------

OTHER LIABILITIES

    Notes payable to majority stockholder                            1,218,999
    Other stockholder notes payable                                    348,900
    Related party notes payable,
        less current portion                                            61,073
                                                                    -----------

                                                                     1,628,972
                                                                    -----------

COMMITMENTS AND CONTINGENCIES                                             -
                                                                    -----------

STOCKHOLDERS' EQUITY

    Common stock $.00001 par value,
        800,000,000 shares authorized,
        525,320,716 shares issued and
        524,820,716 shares outstanding                                   5,253
    Additional paid-in capital                                       6,885,597
    Deferred stock options                                          (283,669)
    Accumulated deficit                                             (5,383,554)
                                                                    -----------

                                                                     1,223,627

    Less treasury stock                                             (10,000)
                                                                    -----------

                                                                     1,213,627
                                                                    -----------

                                                                   $ 3,281,772
                                                                    ===========

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                           --------------------------

                                                      Three-months ended
                                                 ----------------------------
                                                 2001                   2000
                                              -----------           -----------
                                             (Unaudited)            (Unaudited)

REVENUES                                     $  119,676            $       -

COST OF REVENUES                                137,237                    -
                                             -----------            -----------

GROSS PROFIT (LOSS)                            (17,561)                   -
                                             -----------            -----------

OTHER EXPENSES

    General and administrative                  111,243                 17,577
    Salaries and related expenses               141,363                    -
    Professional fees                           268,925                 62,264
    Marketing                                    83,399                    -
    Depreciation and amortization                73,140                  1,291
    Interest                                     36,977                 11,140
                                             -----------            -----------

                                                715,047                 92,272
                                             -----------            -----------

NET LOSS                                      $(732,608)           $(92,272)
                                             ===========            ===========

LOSS PER COMMON SHARE                         $(  .0014)           $(    .0002)
                                             ===========            ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)             5,232,874               4,210,500
                                             ===========            ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                           --------------------------

                                                      Three months ended
                                                  --------------------------
                                                    2000                2000
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers               $  98,743            $       -
   Cash paid for expenses                      (856,972)              (55,983)
   Interest                                       2,662               (443)
                                             -----------            -----------

      Net cash used by operating activities    (755,570)              (56,426)
                                             -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related company                       -                (40,000)
   Purchase of fixed assets                      75,500                    -
                                             -----------            -----------

      Net cash used by investing
         activities                            (75,500)              (40,000)
                                             -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of stock                  331,000                    -
   Collections on stock subscription
      receivable                                    -                  312,500
   Proceeds from stockholder note
      payable                                   250,000                  6,746
                                             -----------            -----------

      Net cash provided by financing
        activities                              581,000                319,246
                                             -----------            -----------

NET (DECREASE) INCREASE IN CASH                (250,070)               222,820

CASH, BEGINNING OF PERIOD                       682,803                      6
                                             -----------            -----------

CASH, END OF PERIOD                           $ 432,733              $ 222,826
                                             ===========            ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                           --------------------------

                                                      Three-months ended
                                                   -------------------------
                                                  2000                  2000
                                               -----------           ----------
                                              (Unaudited)           (Unaudited)

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                      $(732,608)             $(92,272)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                 73,140                  1,291
   Increase in accounts receivable             (20,933)                   -
   Decrease in inventory                          1,137                    -
   Increase in prepaid expenses                (185,446)              (97,500)
   Decrease in accounts payable and
      accrued expenses                         (151,914)              (7,512)
   Decrease in other assets                      15,064                    -
   Stock issued for services                    233,750                130,000
   Contribution of accrued interest
      to paid-in capital                         12,240                  9,567
                                               ---------              ---------

CASH FLOWS FROM OPERATING ACTIVITIES          $(755,570)             $(56,426)
                                               =========              =========

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                         $  12,240              $   9,567
                                               =========              =========

ISSUE OF STOCK FOR ADVANCE
   TO RELATED COMPANY                         $     -                $ 562,020
                                               =========              =========

ISSUE OF STOCK FOR ADVANCE ON
   EMPLOYMENT AGREEMENT                       $     -                $ 270,000
                                               =========              =========

ISSUE OF STOCK FOR SERVICES                   $ 233,750              $ 130,000
                                               =========              =========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2001
                                 --------------

The information presented herein as of March 31, 2001, and for the three months ended March 31, 2001 and 2000, is unaudited.

NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements of BIFS Technologies
Corporation (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Securities and Exchange Commission's Form 10-QSB and item
310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal required adjustments) considered necessary for a fair presentation have been included.

Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2001. For further information, refer to the December 31, 2000, financial statements and footnotes included in the Company's annual filing with the Securities and Exchange Commission.

NOTE B - REVENUE RECOGNITION

The Company's revenues are derived from the following sources:

        -  access charges to the internet, using various payment plans, through either dial-up or wireless means;

        -  sale or lease of pollution treatment equipment;

        -  sale of ice monitoring software and equipment.

Internet customers are charged a daily or monthly fixed fee for access to the internet.  Revenues are recognized at standardized rates over the period the service is provided.

Revenues from sale of pollution treatment equipment will be recognized in accordance with contract or purchase order terms at the time the equipment is either shipped or shipped and installed and accepted by the customer.

Revenues from lease of pollution treatment equipment will be based on contract terms - typically as equipment is installed and treatment services commence.
Revenues will be recognized on either a flat monthly rate or at a measured price per gallon basis, as services are provided.

Revenues from sale of ice monitoring software and hardware will be recognized at the time the products are shipped and accepted by the customer.

NOTE C - BUSINESS ACQUISITIONS

On January 26, 2001, the Company purchased 55% of the outstanding stock of GPS
Integrators,  Inc., a Texas corporation, which provides products to improve winter operations at airports.  Currently, GPS is selling equipment and software associated with a proprietary ice monitoring system used on airport runways.

The purchase price of this acquisition was 2,000,000 shares of the Company's restricted common stock.  This stock, which was valued at $477,700, was recorded at the stock's average simple traded value over a defined period less a 15%
discount because of its restricted nature.  Goodwill, amounting to $477,700, was recorded in connection with this transaction.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2001
                                 --------------

NOTE D - PROFESSIONAL FEES

In February 2001, the Company issued 1,000,000 shares of restricted common stock for consulting services.  The consulting agreement is for a three year period.
The stock issued for these services, which was valued at $233,750, was recorded at the stock's average simple traded value over a defined period less a 15%
discount because of its restricted  nature.  Prepaid professional services was recorded in conjunction with this transaction and will be amortized over the life of the consulting agreement.  For the three months ended March 31, 2001, amortization of this consulting agreement amounted to $8,325.

NOTE E - NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with the requirements of
Statement of Financial Accounting Standards No. 128.

NOTE F - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and government operations.  Currently, the operating segments are the emerging technologies and government operations groups.  For the three months ended March 31, 2001 and 2000, information on reportable segments is as follows:

                          Government    Environmental    Emerging
                          services      technologies     operations     Total
                          ----------    -------------    ----------    -------

Three months ended
     March 31, 2001
     External revenue     $    -        $  119,676       $    -       $ 119,676
                          ==========    ===========      ==========   ==========

     Intersegment revenue $    -        $    -           $    -       $    -
                          ==========    ===========      ==========   ==========

     Loss from operations $(309,912)    $ (402,694)      $ (20,002)   $(732,608)
                          ==========    ===========      ==========   ==========

For the three months ended March 31, 2000, the Company only operated as an environmental services company.

Since December 31, 2000, the Company has added the operations of the government operations segment.  This segment was added on January 26, 2001.  As of March
31, 2001, total assets of the government operations segment were $5,097.

NOTE G - OTHER COMMITMENTS AND CONTINGENCIES

In  connection with development and construction of the wireless internet access system, the Company has committed to purchase approximately $1,200,000 in component parts used in the system.  Through March 31, 2001, the Company has received and recorded approximately $800,000 toward this purchase.

In November 2000, the Company signed a contract for deicer disposal services at
Mid-America St. Louis Airport.  Based on Company estimates, approximately
$87,000 will be required to acquire and install the necessary equipment.
Through March 31, 2001, there have been no costs incurred for equipment or installation.

                          BIFS TECHNOLOGIES CORPORATION

             PRO FORMA CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                    CONTENTS
                                    --------

                                                                            Page
                                                                            ----

PRO FORMA CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

          BALANCE SHEET - MARCH 31, 2000                                       1

          STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000    2

          NOTES TO PRO FORMA CONDENSED CONSOLIDATING FINANCIAL STATEMENTS      3

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                 PRO FORMA CONDENSED CONSOLIDATING BALANCE SHEET
                 -----------------------------------------------
                                 MARCH 31, 2000
                                 --------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                          Pro forma    Consolidated
                        BIFS         Beach      GPS      adjustments     pro forma
                      ----------   --------   --------   -----------   -------------

Current assets       $ 320,326     $ 155,293  $  -         $ -         $ 475,619

Equipment, net of
     accumulated
     depreciation        2,432       146,907     -           -           149,339

Other assets         1,400,322       451,606     -      976,420 (a)    2,198,828
                                                       (629,520)(b)
                      ----------   ---------  -------   ---------    -----------

                   $ 1,723,080     $ 753,806  $  -    $ 346,900      $ 2,823,786
                      ==========   =========  =======   =========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities $   90,286     $ 238,382  $  -    $      -       $   328,668

Long-term liabilities  409,973       629,520     -     (629,520)(b)      409,973

Stockholders' equity 1,222,821      (114,096)    -      976,420 (a)    2,085,145
                    -----------     --------- -------   ---------    -----------

                   $ 1,723,080     $ 753,806  $  -    $ 346,900      $ 2,823,786
                    ===========     ========= =======   =========    ===========

                  See accompanying notes to pro forma condensed
                       consolidating financial statements.

                                       -1-

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                        PRO FORMA CONDENSED CONSOLIDATING
                             STATEMENT OF OPERATIONS
                         ----- ------------------------
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                    -----------------------------------------
                                   (UNAUDITED)

                                                            Pro forma   Consolidated
                           BIFS       Beach       GPS      adjustments   pro forma
                         ---------   --------   ---------  -----------  ------------
                                                  (b)

Revenues                 $   -       $ 70,105   $   -       $   -       $ 70,105
                         ---------   --------   ---------  -----------  ------------

Expenses

   Cost of sales             -         64,100       -           -         64,100
   Interest              11,140         3,262       -           -         14,402
   Professional fees     62,264            -        -           -         62,264
   Stock promotion
     expenses                -             -        -           -             -
   Other                 18,868        13,517       -       51,046(a)     83,431
                         ---------   --------   ---------  -----------  ------------

                         92,272        80,879       -       51,046       224,197
                         ---------   --------   ---------  -----------  ------------

Net loss               $(92,272)     $(10,774)  $   -     $(51,046)    $(154,612)
                         =========   ========   =========  ===========  ============

Net loss per
   common share        $(0.0002)                                       $(0.0003)
                         =========                                      ============

Weighted average
   shares outstanding
   (In hundreds)      4,210,500                                        4,619,303
                      ===========                                       ===========

                  See accompanying notes to pro forma condensed
                       consolidating financial statements.

                                       -2-

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                          NOTES TO PRO FORMA CONDENSED
                       CONSOLIDATING FINANCIAL STATEMENTS
                     - -----------------------------------
                                 MARCH 31, 2000
                                 --------------
                                   (UNAUDITED)

On April 1, 2000, BIFS Technologies Corporation (BIFS) acquired the assets and operations of Beach Access.Net, Inc. (Beach) for 1,750,000 shares of common stock in a transaction accounted for as a purchase. In addition, BIFS issued
8,600,000 additional shares to Beach to make additional acquisitions, also accounted for as a purchase. BIFS issued 8,000,000 shares of common stock to certain employees of Beach as part of these transactions.

On January 26, 2001, BIFS Technologies Corporation (BIFS) acquired 55% of the assets and operations of GPS Integrators, Inc. (GPS) for 2,000,000 shares of common stock in a transaction accounted for as a purchase.

The accompanying pro forma condensed consolidating balance sheets as of March
31, 2000, and statements of operations for the three months ended March 31,
2000, assume that the acquisition of Beach and GPS took place on January 1,
2000. For the three months ended March 31, 2000, GPS had not commenced operations.

The accompanying pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the acquisition been in effect during the periods presented, or which may be reported in the future.

The accompanying pro forma condensed consolidating financial statements should be read in conjunction with the historical financial statements and related notes thereto for BIFS and GPS.

During the three months ended March 31, 2001, GPS had no operating activity for the period January 1, 2001 to January 26, 2001.

Note 1 - Pro Forma Adjustments

(a)   Goodwill acquired in the purchase of Beach and GPS. The goodwill is being amortized over its estimated  useful life of fivev years beginning on January 1,
2000, as follows:

                          Beach         GPS          Total
                         --------    ---------    ----------
   Original cost       $ 549,766     $ 477,700    $ 1,027,466

   Amortization          (27,488)      (23,558)       (51,046)
                        ---------    ---------    -----------

                       $ 522,278     $ 454,142    $  (976,420)
                        =========    =========    ===========

(b)   Elimination of intercompany advance prior to acquisition of Beach.

                                       -3-

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

         This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the
Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may, include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects," "intends," "plans"
and variations thereof and similar expressions are intended to identify forward-
looking statements.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-
looking statements contained herein. Statements in Quarterly Report, particularly in "Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations" and Notes to Condensed Consolidated
Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

         Readers are cautioned not to place undue reliance on any forward-
looking statements contained herein, which speak only as of the date hereof. The
Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2000

         Net sales for the three months ended March 31, 2001 increased to
$119,676 from $0 during the same period the prior year. Net Sales increased primarily as a result of its Information Systems segment located in Myrtle
Beach compared to being a development stage company during the period last year.

         Cost of sales for the three months ended March 31, 2001 increased to
$137,237 from $0 during the same period the prior year.  The increase is primarily  due to the increase in net sales and not being in a  development stage.

         Salaries and related  expenses for the three months ended March 31,
2001 increased to $141,363 from $0 during the same period the prior year. This increase is primarily due to the existing management and technical support of t the acquired operations for Beach Access last year.

         Professional fees for the three months ended March 31, 2001 increased to $268,925 from $62,264 during the same period the prior year. This increase is primarily due to year-end audit fees and technical consulting fees for various new ventures.

         Selling, general and administrative expenses for the three months ended
March 31, 2001 increased $194,642 from $17,577 in the same period during the prior year primarily due to increases in selling and marketing costs associated with its expansion of the Myrtle Beach operation.

         Depreciation and amortization expenses for three months ended March 31,
2001 increased $73,140 from $1,291 for the same period during the prior year due to the build out of its Myrtle Beach operation and beginning of a revenue stream.

         Net interest expense for three months ended March 31, 2001 increased
231.9% to $36,977 from $11,140 for the same period the prior year. The increase results primarily from the Company's additional debt for working capital, acquisitions and fixed assets.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2001 the Company had a net loss from continuing operations of $(732,608) compared to $(92,272) in the prior year. Cash used by operating activities of continuing operations was $(755,570)
during the three months ended March 31, 2001 compared to $(56,426) in the prior year. The Company had working capital of $391,067 at March 31, 2001 compared to
$132,540 in the prior year. The increase in cash used by operating activities of continuing operations during the three months ended March 31, 2001 compared to the same period the prior year was primarily due to it's Myrtle Beach operation.

         Investing activities used $75,500 during three months ended March 31,
2001 compared to $40,000 during the same period the prior year. The increase resulted primarily from an increase in the level of spending for its wireless
(SWOMI) systems in the Myrtle Beach area.

         Financing activities generated $581,000 during the three months ended
March 31, 2001 compared to $319,246 during the same period the prior year. The increase primarily results from the sale of stock and loans from its major shareholders.

         The Company's short-term and long-term liquidity is primarily dependant on its ability to continue its various capital raising along with the successful implementation of its acquisition and expansion plans.

         The Company has various ventures in the start up, acquisition and developmental stages that should create a positive impact on the Company's future financially.

         On January 26, 2001, the Company purchased 55% of the outstanding stock of GPS Integrators, Inc., a Texas corporation, which provides products to improve winter operations at airports. Currently, GPS is selling equipment and software associated with proprietary ice monitoring system used on airport runways.

         The purchase price of this acquisition was 2,000,000 shares of the
Company's restricted common stock. This stock, which was valued at $477,700, was recorded at the stocks average simple traded value over a defined period less a
15% discount because of its restricted nature. Goodwill, amounting to $477,700 was recorded in connection with this transaction.

         The Company believes that it's capital raising efforts will continue successfully until it's operating segments (with the new ventures) begin to generate a positive internal cash flow.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        In December 2000, the former owner was terminated by the Company.
Subsequently, the former owner notified the Company in writing of his intention to exercise the options on the remaining 12,000,000 shares of restricted stock.
If exercised on the termination date, the stock options would be valued at
$2,952,000. This amount is based on valuing the stock on the termination date using its averaged simple traded value over a defined period, less a 15%
discount because of its restricted nature.

        On December 31, 2000, the Company has instituted legal action to void the employment contract and issuance of the 12,000,000 option shares. In the opinion of management and legal counsel the Company will prevail in their legal proceedings against the former employee and the employment agreement and associated stock options will be voided.

         The Company is involved in certain claims and other legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER EVENTS

          None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.  NONE

         B.  Reports on Form 8-K
             Form 8-K dated February 13, 2001

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BIFS TECHNOLOGIES CORP.

Date: May 14, 2001             By: /s/ Alpha J. Keyser
------------------                     Alpha J. Keyser, President and CEO
                                       (Principal Executive Officer)