Form 10QSB/A
period 2001-03-31
BIFS TECHNOLOGIES CORP
filed 2001-05-29
CIK 1060967

                                  FORM 10-QSB/A

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

                        Environmental     Emerging       Government
                          services      technologies     operations     Total
                         ------------   -------------    ----------    -------

Three months ended
     March 31, 2001

     External revenue     $    -        $  119,676       $    -       $ 119,676
                          ==========    ===========      ==========   ==========

     Intersegment revenue $    -        $    -           $    -       $    -
                          ==========    ===========      ==========   ==========

     Loss from operations $(309,912)    $ (402,694)      $ (20,002)   $(732,608)
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

                               BIFS TECHNOLOGIES CORP.

Date: May 29, 2001             By: /s/ Alpha J. Keyser
------------------                     Alpha J. Keyser, President and CEO
                                       (Principal Executive Officer)