Form 10QSB
period 2001-06-30
BIFS TECHNOLOGIES CORP
filed 2001-08-22
CIK 1060967

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

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

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of June 30, 2001 was 521,833,914 shares.

                             BIFS TECHNOLOGIES CORP.

                                      INDEX
                                                                        Page
PART I  - FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheet _ June 30, 2001 ...................1-2

          Consolidated Statements of Operations for the Six Months
          and Three Months Ended June 30, 2001 and 2000 ................3-4

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 2001 and 2000 .................................5-6

          Notes to Consolidated Financial Statements ...................7-9

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS .....................10-12

PART II  - OTHER INFORMATION:

                         PART I - FINANCIAL INFORMATION

                          BIFS TECHNOLOGIES CORPORATION
                          =============================

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                          BIFS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS

    Accounts receivable                                    $   233,689
    Inventory                                                   30,487
    Prepaid and other current assets                           304,721
                                                           ------------
        TOTAL CURRENT ASSETS                                   568,897
                                                           ------------
FIXED ASSETS

    Wireless internet access system
        and equipment                                        1,239,968
    Computer equipment                                         382,551
    Other                                                        7,107
                                                           ------------
                                                             1,689,626
    Accumulated depreciation                                (104,225)
                                                           ------------
                                                             1,585,401
                                                           ------------
OTHER ASSETS

    Patent, net                                                 36,079
    Prepaid professional fees, less
        current portion                                        207,078
    Goodwill, net                                              718,749
    Other                                                       28,169
                                                           ------------
                                                               990,075
                                                           ------------
                                                           $ 3,144,373
                                                           ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Current portion of related party
        notes payable                                      $    34,675
    Accounts payable and accrued expenses                      596,220
                                                           ------------
        TOTAL CURRENT LIABILITIES                              630,895
                                                           ------------
OTHER LIABILITIES

    Notes payable to majority stockholder                    1,423,999
    Other stockholder notes payable                            348,900
    Related party notes payable,
        less current portion                                    61,073
                                                           ------------
                                                             1,833,972
                                                           ------------
COMMITMENTS AND CONTINGENCIES                                     -
                                                           ------------
STOCKHOLDERS' EQUITY

    Common stock $.00001 par value,
        800,000,000 shares authorized,
        526,684,352 shares issued and
        526,184,352 shares outstanding                           5,267
    Additional paid-in capital                               7,052,645
    Deferred stock options                                  (283,669)
    Accumulated deficit                                     (6,084,737)
                                                           ------------
                                                               689,506

    Less treasury stock                                     (10,000)
                                                           ------------
                                                               679,506
                                                           ------------
                                                           $ 3,144,373
                                                           ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                             JUNE 30, 2001 AND 2000

                                                        Six-months ended
                                                  2001                    2000
                                              (Unaudited)             (Unaudited)

REVENUES                                    $   367,999             $   166,432

COST OF REVENUES                                442,300                  52,640
                                            ------------            ------------
GROSS PROFIT (LOSS)                          (74,301)                113,792
                                            ------------            ------------
OTHER EXPENSES

    General and administrative                  240,568                  70,424
    Salaries and related expenses               318,749                 759,308
    Professional fees                           440,551                 142,930
    Marketing                                   126,894                  21,524
    Depreciation and amortization               152,458                  62,086
    Interest                                     80,270                  22,001
                                            ------------            ------------
                                              1,359,490               1,078,273
                                            ------------            ------------
NET LOSS FROM CONTINUING OPERATIONS          (1,433,791)             (964,481)
                                            ------------            ------------
DISCONTINUED OPERATIONS

    Loss from discontinued operations              -                 (230,720)
    Loss on disposal of discontinued
        operations                                 -                 (170,325)
                                            ------------            ------------
                                                   -                 (401,045)
                                            ------------            ------------
NET LOSS                                    $(1,433,791)            $(1,365,526)
                                            ============            ============
LOSS PER COMMON SHARE

    Loss from continuing operations         $(    .0027)            $(    .0021)
                                            ============            ============
    Loss from discontinued operations       $      -                $(    .0005)
                                            ============            ============
    Loss from disposal of discontinued
        operations                          $      -                $(    .0004)
                                            ============            ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)             5,247,165               4,654,152
                                            ============            ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                             JUNE 30, 2001 AND 2000

                                                      Three-months ended
                                                 2001                    2000
                                             (Unaudited)             (Unaudited)

REVENUES                                    $   248,323             $   166,432

COST OF REVENUES                                305,063                  52,640
                                            ------------            ------------
GROSS PROFIT (LOSS)                          (56,740)                113,792
                                            ------------            ------------
OTHER EXPENSES

    General and administrative                  129,325                  52,847
    Salaries and related expenses               177,386                 759,308
    Professional fees                           171,626                  80,666
    Marketing                                    43,495                  21,524
    Depreciation and amortization                79,318                  60,795
    Interest                                     43,293                  10,861
                                            ------------            ------------
                                                644,443                 986,001
                                            ------------            ------------
NET LOSS FROM CONTINUING OPERATIONS          (701,183)             (872,209)
                                            ------------            ------------
DISCONTINUED OPERATIONS
    Loss from discontinued operations              -                 (230,720)
    Loss on disposal of discontinued
        operations                                 -                 (170,325)
                                            ------------            ------------
                                                   -                 (401,045)
                                            ------------            ------------
NET LOSS                                    $(701,183)            $(1,273,254)
                                            ============            ============
LOSS PER COMMON SHARE

    Loss from continuing operations         $(    .0013)            $(    .0017)
                                            ============            ============
    Loss from discontinued operations       $      -                $(    .0005)
                                            ============            ============
    Loss from disposal of discontinued
        operations                          $      -                $(    .0003)
                                            ============            ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)             5,261,299               5,098,012
                                            ============            ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000

                                                   2001               2000
                                               (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                $   166,479        $    59,410
   Cash paid for expenses                       (1,511,751)        (195,866)
   Interest                                          1,892         (2,570)
                                               ------------       ------------
      Net cash used by operating
           activities                           (1,343,380)        (139,026)
                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related company                         -           (110,000)
   Purchase of fixed and other assets           (304,725)              -
                                               ------------       ------------
      Net cash used by investing
         activities                             (304,725)        (110,000)
                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of stock                     510,302          1,125,360
   Proceeds from stockholder note
      payable                                      455,000         (16,241)
                                               ------------       ------------
      Net cash provided by financing
         activities                                965,302          1,109,119
                                               ------------       ------------
NET INCREASE IN CASH                            (682,803)           860,093

CASH, BEGINNING OF PERIOD                          682,803                  6
                                               ------------       ------------
CASH, END OF PERIOD                            $      -           $   860,099
                                               ============       ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000

                                                                   2001               2000
                                                               (Unaudited)        (Unaudited)

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                      $(1,433,791)       $(1,365,526)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                                  152,458             62,086
   Loss from disposal of discontinued
      operations                                                     -               401,045
   Increase in accounts receivable                             (201,520)        (107,022)
   Decrease in inventory                                       (1,990)        (59,704)
   Increase in prepaid expenses                                (138,225)            65,000
   Increase in accounts payable and
      accrued expenses                                             20,809            112,262
   Decrease in other assets                                         6,130         (1,150)
   Stock issued for services                                      233,750            734,552
   Contribution of accrued interest
      to paid-in capital                                           18,999             19,431

CASH FLOWS FROM OPERATING ACTIVITIES                          $(1,343,380)       $(139,026)
                                                              ============       ============

                   NONCASH INVESTING AND FINANCING ACTIVITIES

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                                         $    18,999        $    19,431
                                                              ============       ============
ISSUE OF STOCK FOR ACQUISITION OF
   AND INVESTMENT IN SUBSIDIARY COMPANY                       $      -           $ 1,796,495
                                                              ============       ============
ISSUE OF STOCK FOR SERVICES                                   $   233,750        $   734,552
                                                              ============       ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

The information presented herein as of June 30, 2001, and for the six months and three months ended June 30, 2001 and 2000, is unaudited.

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

Operating results for the three month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2001. For further information, refer to the December 31, 2000, financial statements and footnotes included in the Company's annual filing with the Securities and Exchange Commission.

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

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE C - BUSINESS ACQUISITIONS (continued)

In April 2001, the Company signed a letter of intent to purchase all of the outstanding stock of FireX2, Inc. The purchase will consist of exchanging
1,948,380 shares of BIFS restricted common stock for 1,948,380 shares of FireX2.
Additionally, BIFS will issue stock options for 655,000 shares to certain existing shareholders of FireX2.

The letter of intent contains various conditions that must be met before closing, including, among others, satisfactory results from U.S. government testing of FireX2's product.

At August 17, 2001, the purchase of FireX2, Inc. has not closed.

NOTE D - PROFESSIONAL FEES

In February 2001, the Company issued 1,000,000 shares of restricted common stock for consulting services. The consulting agreement is for a three year period.
The stock issued for these services, which was valued at $233,750, was recorded at the stock's average simple traded value over a defined period less a 15%
discount because of its restricted nature. Prepaid professional services was recorded in conjunction with this transaction and will be amortized over the life of the consulting agreement. For the six months ended June 30, 2001, amortization of this consulting agreement amounted to $27,805.

NOTE E - NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with the requirements of
Statement of Financial Accounting Standards No. 128.

NOTE F - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and government operations. Currently, the operating segments are the emerging technologies and government operations groups. For the six months ended June 30, 2001, information on reportable segments is as follows:

                             Environmental        Emerging        Government
                               services         technologies      operations           Total

Six months ended
  June 30, 2001:

  External revenue            $    -           $   201,809        $ 166,190         $   367,999
                              ==========       ============       ==========        ============
  Intersegment revenue        $    -           $      -           $    -            $      -
                              ==========       ============       ==========        ============
  Loss from continuing
    operations                $(636,944)       $(794,132)       $(2,715)        $(1,433,791)

  Loss from discontinued
    operations                 (   -   )        (     -   )        (   -   )         (     -   )
                              ----------       ------------       ----------        ------------
                              $(636,944)       $(794,132)       $(2,715)        $(1,433,791)
                              ==========       ============       ==========        ============

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE F - SEGMENTS (continued)

                             Environmental        Emerging        Government
                               services         technologies      operations           Total

Six months ended
  June 30, 2000:

  External revenue            $    -           $   166,432        $    -            $   166,432
                              ==========       ============       ==========        ============
  Intersegment revenue        $    -           $      -           $    -            $     -
                              ==========       ============       ==========        ============
  Loss from continuing
    operations                $(145,742)       $(818,739)       $(   -   )        $(964,481)

  Loss from discontinued
    operations                 (   -   )        (401,045)        (   -   )         (401,045)
                              ----------       ------------       ----------        ------------

                              $(145,742)       $(1,219,784)       $(   -   )        $(1,365,526)
                              ==========       ============       ==========        ============

Since December 31, 2000, the Company has added the operations of the government operations segment. This segment was added on January 26, 2001. As of June 30,
2001, total assets of the government operations segment were $167,174.

NOTE G - OTHER COMMITMENTS AND CONTINGENCIES

In connection with development and construction of the wireless internet access system, the Company has committed to purchase approximately $1,200,000 in component parts used in the system. Through June 30, 2001, the Company has received and recorded approximately $800,000 toward this purchase.

In November 2000, the Company signed a contract for deicer disposal services at
Mid-America St. Louis Airport. Based on Company estimates, approximately $87,000 will be required to acquire and install the necessary equipment. Through June
30, 2001, there have been no costs incurred for equipment or installation.

NOTE H - LITIGATION

At December 31, 2000, the Company had instituted legal action against a former employee to void his employment contract. Under the terms of this employment contract, if this employee was terminated for any reason, unexercised stock options could be exercised at any time. At the date of termination there were unexercised options on 12,000,000 shares of restricted common stock. If the options were exercised on the termination date, the stock options would be valued at $2,952,000.

Subsequent to June 30, 2001, the Court ruled against the Company. Management and legal counsel disagree with the ruling of the Court and are appealing its decisions. In the opinion of legal counsel, the Company will prevail in its efforts to void this employment contract.

NOTE I - OPERATING RESULTS

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and fund planned capital improvements.

Management is in the process of obtaining funds to support continuing operations and fund capital improvements. At June 30, 2001, and subsequently, management is negotiating with funding sources to meet its projected needs. Management is confident they will be successful in their negotiations and will obtain the necessary funding. Therefore, the accompanying financial statements have been prepared on the basis the Company will continue as a going concern.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the
Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may, include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects," "intends," "plans"
and variations thereof and similar expressions are intended to identify forward-looking statements.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which can be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Report, particularly in "Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations" and Notes to Condensed Consolidated
Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in the Company's Securities and Exchange Commission filings.

     Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.
                                     -10-

RESULTS OF OPERATIONS

Six Months Ended June 30, 2001 and 2000

     Net sales for the six months ended June 30, 2001 increased 121% to $367,999 from $166,432 during the same period the prior year. Net sales increased primarily as a result of its acquisition of GPS Integrators, Inc. which accounted for $166,190 of the net sales.

     Cost of sales for the six months ended June 30, 2001 increased 740% to
$442,300 from $52,640 during the same period the prior year. The increase is primarily due to the increase in net sales and the GPS Integrators, Inc.
purchase.

     General and administrative expenses for the six months ended June 30, 2001 increased 242% to $240,568 from $70,424 in the same period during the prior year primarily due to increases in its Myrtle Beach operation activities.

     Salaries and related expenses for the six months ended June 30, 2001 decreased (58)% to $318,749 from $759,308 during the same period the prior year.
This decrease is primarily due to the former owner of the Myrtle Beach operation receiving over $700,000 in the form of stock bonuses and other incentives during the prior period last year.

     Professional fees for the six months ended June 30, 2001 increased 208% to
$440,551 from $142,930 during the same period the prior year. This increase is primarily due to technical consulting fees for various new ventures and professional fees related to due diligence matters.

     Marketing costs for the six months ended June 30, 2001 increased 489% to
$126,894 from $21,524 in the same period during the prior year primarily due to increases in selling and marketing costs associated with its expansion of the
Myrtle Beach operation.

     Depreciation and amortization expenses for six months ended June 30, 2001 increased 146% to $152,458 from $62,086 for the same period during the prior year due to the build out of its Myrtle Beach operation and beginning of a revenue stream.

     Net interest expense for six months ended June 30, 2001 increased 336.8% to
$80,270 from $22,001 for the same period the prior year. The increase results primarily from the Company's additional debt for working capital, acquisitions and fixed assets.

     Losses from discontinued operations and disposal of discontinued operations for six months ended June 30, 2001 decreased to $0 from $(401,045) for the same period the prior year. The decrease results primarily from Managements' decision in early July 2000 to discontinue and dispose of certain measurable portions of its internet technology segment (PC Wholesale and Knight Design).

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 2001 the Company had a net loss of
$(1,433,791) compared to $(1,365,526) in the prior year. Cash used by operating activities of continuing operations was $(1,343,380) during the six months ended
June 30, 2001 compared to $(139,026) in the prior year. The Company had working capital of negative $(61,998) at June 30, 2001 compared to a positive of
$878,522 in the prior year. The increase in cash used by operating activities of continuing operations during the six months ended June 30, 2001 compared to the same period the prior year was primarily due to it's Myrtle Beach operation.
Investing activities used $(304,725) during six months ended June 30, 2001 compared to $(110,000) during the same period the prior year. The increase resulted primarily from an increase in the level of spending for its wireless
(SWOMI) systems in the Myrtle Beach area.

     Financing activities generated $965,302 during the six months ended June
30, 2001 compared to $1,109,119 during the same period the prior year. The increase primarily results from the sale of stock and loans from its major shareholders.

     The Company's short-term and long-term liquidity is primarily dependant on its ability to continue its various capital raising along with the successful implementation of its acquisition and expansion plans.

     In addition, the Company will be implementing a cost reduction program which should generate a substantial reduction to the Myrtle Beach losses.

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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     In December 2000, the former owner of the Myrtle Beach operation was terminated by the Company. Subsequently, the former owner notified the Company in writing of his intention to exercise the options on the remaining 12,000,000 shares of restricted stock. If exercised on the termination date, the stock options would be valued at $2,952,000. This amount is based on valuing the stock on the termination date using its averaged simple traded value over a defined period, less a 15% discount because of its restricted nature.

     On December 31, 2000, the Company has instituted legal action to void the employment contract and issuance of the 12,000,000 option shares. In the opinion of management and legal counsel the Company will prevail in their legal proceedings against the former employee and the employment agreement and associated stock options will be voided.

     Subsequent to June 30, 2001, the South Carolina Court ruled in favor of the former employee against BIFS Technologies Corp. It is the intention of the
Company to appeal this decision. An appeal was filed on August 20, 2001. It is the opinion of the Company's legal counsel that the Company will prevail in this legal case.

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

         A. Exhibits - None

         B. Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BIFS TECHNOLOGIES CORP.

Date: August 22, 2001                   By: /s/ Alpha J. Keyser
                                        Alpha J. Keyser, President and CEO
                                           (Principal Executive Officer)

