Form 10KSB/A
period 2000-12-31
BIFS TECHNOLOGIES CORP
filed 2001-09-17
CIK 1060967

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        Commission File Number 000-29329

                          BIFS TECHNOLOGIES CORPORATION

               FLORIDA                                     65-0382549
        ----------------------                       ---------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                   Identification Number)

            2075 Fruitville Road, Suite 200, Sarasota,   Florida 34237
             -----------------------------------------   -----------
               (Address of principal executive offices)  (Zip Code)

         Company's telephone number, including area code: (941) 343-9300

           Securities Registered Pursuant to Section 12(b) of the Act
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act
                        Common Stock, $.00001 Par Value

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

--------------------

*Affiliates for the purpose of this item refer to the officers, directors, and/or persons or firms owning 5% or more of the Company's common stock, both of record and beneficially.

DOCUMENTS INCORPORATED BY REFERENCE

No documents have been incorporated by reference.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS...........................................15

PART II  ..................................................................16

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                         SHAREHOLDER MATTERS...............................16

         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                         OF OPERATION  PLAN OF OPERATION...................17

         ITEM 7.   FINANCIAL STATEMENTS....................................28

         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                         ACCOUNTING AND FINANCIAL DISCLOSURE...............28

PART III ..................................................................29

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                         CONTROL PERSONS:  COMPLIANCE WITH SECTION
                         16(a) OF THE EXCHANGE ACT.........................29

         ITEM 10.  EXECUTIVE COMPENSATION..................................30

         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT............................31

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                          TRANSACTIONS.....................................32

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.........................33

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

As of December 31, 2000, the Company had an aggregate of 25 full time employees in all divisions set forth herein.

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

                         Pollution Control Systems Group

A.(i)  The Company has acquired and marketed a patented pollution control technology under Patent number 5,205,935. The patent was acquired from AAA
Environmental Services Corporation ("AAA") on May 15, 1995 for the sum of
$61,073. AAA is 100% owned by the majority shareholders of the Company. AAA had an agency agreement with the Company dated December 20, 1992 to provide services as national sales agent. The agreement was mutually terminated on December 20,
2000. A new national sales agreement was executed on January 2, 2001 with BSA
Enterprises, Inc. ("BSA") with the same terms and conditions as the AAA agreement. BSA is wholly owned by family members of the Company's majority shareholder. The technology provides a method and apparatus for the continuous degradation of hazardous and organic wastes. The apparatus includes a high performance fixed film bioreactor system which remediates and purifies contaminated waters.

The bio-remediation technology allowed the Company to enter into the business of marketing modular biofiltration systems for the treatment of a variety of waste waters, including aircraft deicing and anti-icing fluids, landfill leachates, contaminated groundwater, industrial effluents, aluminum can plant solvent wastes, food processing wastewater and other organic wastes. The biofilter or biofiltration process provides a means of filtering and simultaneously destroying waste components in a liquid or air stream by entrapped micro organisms on the filter media. The micro organisms are responsible for the destruction of waste chemicals and cleaning of the fluid.

The Company intends to market its bioremediation products through BSA to customers initially in the U.S. and Canada. It intends to contract with specialized fiberglass and steel fabrication shops in the areas it makes sales to manufacture bioreactor vessels to its strict specifications. This eliminates the need for the Company to carry large amounts of inventory and it keeps the shipping costs to a minimum. The electrical control panels are purchased locally and installed by Company personnel. By utilizing the fabrication shops in the area of the sale, the talents of the most experienced professional technical consultants and commission compensated sales representatives, the Company keeps its fixed costs to a minimum thereby allowing it the flexibility to tackle projects it determines feasible.

The Patent and Its Advantage

Fixed Film Bioreactor

A method and apparatus for the continuous degradation of hazardous and organic waste products. The apparatus includes a fixed film bioreactor system into which is fed contaminated waters from industrial operations and which utilizes the characteristic of either anaerobic or aerobic microorganisms growing on a fixed film for the degradation of these solvents and purification of contaminated waters.  The bioreactor incorporates internal flow features, which result in highly effective destruction of organic wastes in aqueous streams.

Background of the Patent

The patent covers the actual bioremediation of the organic compounds of the product being processed. The parts of the process not patented are commonly used and non-proprietary. More particularly, the Patent relates to an apparatus for microbiological destruction of hazardous waste in contaminated waters.

Disposal of wastewaters contaminated with hazardous waste presents a costly problem to many industrial facilities. On site disposal of hazardous compounds is often desirable, however, presently accepted means of destruction are often cost prohibitive for the generator. Biological degradation of these hazardous substances presents a cost-effective alternative to incineration of chemical/physical oxidation techniques.

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

Summary of Operations

The bioreactor utilizes fixed film technology wherein naturally occurring bacteria are grown on a plastic packing material in a large metal above ground tank. The bacteria feed on organic material in the wastewater pumped into the tank. The bacteria grow on the packing material and form a layer of bacteria called a film. The BIFS' biofiltration system uses anaerobic and aerobic bacteria to destroy organic material in wastewater.

Anaerobic bacteria are bacteria that do not use oxygen to grow. These types of bacteria feed on organic material and digest the material into carbon dioxide and methane gases. These gases are frequently referred to as "biogases". The biogas is recycled to a boiler/heat exchanger used to heat the wastewater.
Warming the wastewater promotes the growth of bacteria making the biofilter more efficient. Excess biogas can be recycled to a heating unit used to heat the treatment building or to a generator to create electricity for use in the treatment system. Anaerobic bacteria are very efficient at feeding on wastewaters containing high concentrations of organic material and create very little solid waste or sludge.

Aerobic bacteria use oxygen to grow. This type of bacteria is efficient at removing lower concentrations of organic material from wastewater but create a lot of sludge.

The Company's biofiltration system pumps wastewater into a tank designed to grow anaerobic bacteria. The bacteria in this tank feed on the high concentration of organic material in the wastewater, significantly lowering the concentration of organic material in the wastewater. The treated wastewater is then pumped to a second tank designed to grow aerobic bacteria. The aerobic bacteria feed on the lower concentration organic material in the wastewater, further lowering the concentration of organic material in the wastewater. The wastewater is pumped from this tank into the sewer system or a surface water body.

The combination anaerobic / aerobic treatment system is designed to treat wastewater containing organic materials that are food for anaerobic or aerobic bacteria.

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

The Company has been awarded one contract to treat aircraft deicing and anti-icing fluids for MidAmerica Airport, St. Louis. As of December 31, 2000, no
sales or revenues have been realized by the Company from this agreement.

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

B.(i)    Principal Products

The Company offers its biofiltration system under its Patent number 5,205,935, which was issued on April 27, 1993. The Patent covers part of the bioremediation technology the Company intends to utilize in its operations. The Company proposes to have modular biofiltration systems manufactured by outside sources and to market these systems to various industries.

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

Background of the Biofiltration System

Biological degradation of hazardous substances presents a cost-effective alternative to the landfill, incineration or chemical/physical oxidation techniques.

The objective of the biofiltration system is to present an apparatus capable of biological destruction of the hazardous substances.

Other objectives of the biofiltration system is to provide a simple biofiltration system which has a low operational cost, to present a system capable of high rates of destruction of the hazardous substances, which is mechanically modular and portable so that it may be simply relocated from site to site, and to present a system capable of utilizing either anaerobic or aerobic microorganism cultures for the rapid destruction of hazardous substances.

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

Under the direct supervision of the Company's Pollution Control Systems Group
Technical Director, specialized erection companies will assemble the larger bioreactors on-site. These erection companies are familiar with the installation of above-ground storage tanks and will be contracted at the locale where the biofiltration system is being installed. The Company currently has no contracts with erection companies at this time. The Company's control panels will be purchased from original equipment manufacturers and will be installed by Company personnel. Packing media will be shipped directly to the site and installed on-site.

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

D.(i)    The Market and Product Distribution

BSA is responsible to market all biofilters on behalf of the Company. It may choose to employ additional agents, as necessary to explore and take advantage of all market opportunities. These additional agents will be under their control. BSA will operate on a set fee commission basis, which will allow the
Company to maintain a projected profit margin on each sale. BSA has been and is representing the Company's products to the nation's airports. Other potential markets include landfill operations, food processing facilities, commercial laundries, and chicken, cattle and swine farms.

E.(i)    Sales and Marketing Strategy

The Company's anaerobic biofiltration system will be marketed through BSA. The term of the agreement is for a one-year period, automatically renewable for an additional one-year period. Either party can terminate this agreement with a one-year notice.

In accordance with the agreement and at its option, the Company may advance funds against future commissions to BSA. As of the date hereof, all prepaid sales commissions except for $18,000 have been repaid and the financial statements now reflect no prepaid commissions.

The Company's sales and technical representatives will attend trade shows held by environmental and agricultural associations to increase the overall awareness of the product. The marketing department of BSA will follow up requests with contacts made and developed through these sources.

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
("Beach Access"), an Internet Service Provider (ISP) and developer of a new wireless Internet access capability. SWOMI is a wireless system which, when connected to the biofiltration system control/monitoring equipment and the
Internet, can be used to remotely control and monitor the operation of the biofiltration system. Beach Access subsequently acquired additional companies and assets, expanding its ISP capacity, wireless systems technology, network and computer installation and repair and software and database development capability.

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
                                       11

On December 1, 2000, the SWOMI high-speed wireless network went online and operational in Myrtle Beach, South Carolina. The system became available to customers at the Caravelle Hotel, the Caravelle Towers, the St. Johns Hotel, the
St. Clements Hotel, the Sea Island Resort and the Tropical Shores.

Alliance Computer Systems and Revcon Technologies Corp. Acquisitions

On June 14, 2000, the Company announced that its wholly owned subsidiary, Beach
Access.Net, acquired all of the shares of Revcon Technologies Corp. The Revcon acquisition brought Mr. Ken Bourg as a valuable addition to the Company's technology group in light of his experience in wireless.

On July 19, the Company announced that its wholly owned subsidiary, Beach
Access.Net, acquired Alliance Computer Systems, a business to business network provider. The Company believed that the acquisition was significant in that it assisted the Company in attaining its strategic objectives for developing a test market for business to business applications such as voice over IP, video over
IP, and point to multi-point business applications. The Alliance acquisition created a test market because of the existence of its current customer base located in Myrtle Beach for over 12 years and the Alliance technical staff. For purposes of clarity and understanding, the following terms relative to the
Alliance acquisition have been defined:

-    Voice over IP (Internet Protocol) means that simultaneously voice and data have the availability to share a data circuit

-    Video over IP (Internet Protocol) is a method or practice of compressing and transmitting video information across either a public or private
     Internet protocol network

-    Point to Multi Point business application is the transmitting of data from a single point to multiple point receiving locations.

Both of the above acquisitions provide the Company with networking, programming and wireless connectivity services and a team of technical staff to assist the
Company in meeting its stated business objectives which are as follows:

     o    continued market research
     o    completion and buildout of the infrastructure in the Myrtle Beach area
     o    product improvement in the areas of antennae, higher throughput, frequency and costing analysis
     o    expansion into new markets such as business parks
     o    improved management reporting systems
     o    staff training.

Uncertainties

In the rapidly changing environment of the high-tech sector, a new invention or application may be developed which could make the Company's SWOMI technology obsolete. In addition, the Company has no patent protection for the SWOMI technology. Accordingly, the Company cannot guarantee that forecast revenues will occur or that competition or factors outside its control will not create adverse operating conditions for the Company.

B.(ii)   Principal Products

The primary product offered by this group is Internet access. Beach Access is an
Internet Service Provider (ISP) and has acquired additional ISP assets in the
Myrtle Beach area. The group has developed an innovative and unique method of
Internet access called "SWOMI™", Seamless Wireless Omni-directional Mobile
Internet. SWOMI™ offers the user true roaming capability within the SWOMI™
system with access speeds of 2Mbps. The system incorporates Beach Access ISP assets and allows customers to link their computers, for video, audio or data transmission on the Internet using a patented roaming technology. The primary differentiating factors between SWOMI and other wireless products is its "Seek and Switch" capability. This proprietary seek and switch feature facilitates a seamless roaming capability as customers move about the service area. The system was designed to provide built-in signal management and automatically switches from one cell to another as the system detects variances in the signal strength or as the user moves in and out of coverage zones. This unique feature allows customers to remain connected to the Internet or to leave the network and automatically reconnect upon their return. The high-speed throughput of SWOMI makes it possible for users to not only browse the Web, but to execute more advanced applications including rapid file transfers and Internet telephony. The engineering scheme of the SWOMI network makes it possible for users on the system to achieve throughput levels at T1 speeds, as the system balances the demands for multiple user connectivity and simultaneous access. For purposes of clarity, the following terms have been defined:

     o    CONNECTIVITY is a provision for a signal to propagate from one point to another, such as from one circuit, line, subassembly, or component to another

     o    THROUGHPUT is the number of bits, characters, or blocks passing through a data communication system, or portion of that system.
          Throughput is expressed in data units per period of time.

     o    T1 SPEEDS is the generic designator for any of several digitally multiplexed telecommunications carrier systems.  The designators for
          T-carrier in the North American digital hierarchy correspond to the designators from the digital signal (DS) level hierarchy.  T-carrier systems were originally designed to transmit digitized voice signals.
          Currently applications also include digital data transmission.  The
          North American hierarchy is based on multiplexing 24 voice-frequency channels and multiples thereof.

     o    INTERNET TELEPHONY is the use of the Internet to carry voice content.

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

C.(ii)   Manufacturing

The Technology Group likewise will use contracted services for the manufacture of the SWOMI™ hardware and for construction of towers. A Director of R & D will monitor product quality, working closely with the manufacturer. The Director of
Operations will manage and monitor system implementation and on-going operations.

D.(ii)   The Market and Product Distribution

For the Technology Group, the distribution is two fold. The first is to develop markets within its own geographic area which refers to the area known as Horry
County, Myrtle Beach, South Carolina. These sites will be used to continue product improvement and testing while offering SWOMI™ benefits to customers in the local area. The second approach is to develop strategic alliances with national companies that have the capability to distribute the product nationally. As of the date hereof, there are currently no ongoing negotiations to develop strategic alliances with national companies.

E.(ii)   Sales and Marketing Strategy

The Company intends to expand its technology group into selected markets using the prototype developed in Myrtle Beach. The Company intends to maintain ownership of the infrastructure while marketing through sales agents in strategic marketing locations which the Company believes have the greatest potential to achieve its revenue objectives. The infrastructure is comprised of equipment including towers, antennas, wireless units for the computers, and cabling which will be owned by the Company and not sold to the hotel, motel or apartment building.

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

At December 31, 2000, the Company has instituted legal action to void the employment agreement and issuance of share options with a former employee. In connection with the trial in this case, the trial Judge ruled that the employment contract language takes precedent over the law of the state of South
Carolina which requires a disloyal servant to forfeit benefits under an employment contract. An appeal to the Courts ruling has been filed as of the date of this filing.

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

                    Quarter Ended                     Low               High
                    September 30, 1998               $0.050            $0.050
                    December 31, 1998                $0.015            $0.050
                    March 31, 1999                   $0.007            $0.040
                    June 30, 1999                    $0.005            $0.025
                    September 30, 1999               $0.001            $0.006

                    December 31, 1999                $0.001            $0.005
                    March 31, 2000                   $0.007            $0.200
                    June 30, 2000                    $0.047            $0.469
                    September 30, 2000               $0.205            $2.000
                    December 31, 2000                $0.048            $0.070

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

As of December 31, 2000, there were approximately 232 shareholders of common stock of record.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION PLAN OF OPERATION

The following discussion and analysis of the Company's financial condition and results of its operations for the years ended December 31, 2000 and 1999 should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes",
"anticipates", "intends", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected. All projections in this section were based upon Beach Access management's assumptions during the last quarter of 2000. The market research for these assumptions was based on the internal research in the area that has no prior history.

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

The current cash balance is $682,803. During the year, the Company received
$1,100,000 from sale of stock and $950,000 in loans from the majority shareholder. Terms of the shareholder note agreement call for interest at 11%, payable monthly, with the principal balance to be repaid in December 2002. Net cash used by operations was approximately $832,000. Approximately $958,000 of cash was used for purchase of equipment and fixtures. The Company, at December
31, 2000, had $2,861,604 in assets of which Internet systems and equipment account for almost one-half. Liabilities consist of certain accounts payable, accrued expenses and the current portion of related party and shareholder notes payable and total $610,086. The Company continues to maintain a current asset to current liability ratio of 1.64 to 1.

As noted in Note I of the footnotes to the Company's Financial Statements, the
Internet technology segment has sustained substantial net operating losses.
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

In December 1998, the Company canceled a stock purchase agreement with a purchaser (see Note E in the footnotes to the Company's Financial Statements).
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

Additionally, the Company has granted an option to Hospitalitylinx, Inc. to purchase an additional 4,850,000 shares at an exercise price of $.60 per share.
Management has determined the per share exercise price equals or exceeds fair market value. These options expire in August 2002.

As described in Note F, in the footnotes to the Company's Financial Statements, the Company has granted a 12,000,000-share stock option to a former employee.
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
In connection with the trial in this case, the trial Judge ruled that the employment contract language takes precedent over the law of the state of South
Carolina which requires a disloyal servant to forfeit benefits under an employment contract. An appeal to the Courts ruling has been filed as of the date of this filing.

Inflation

Inflation has not been a major factor in the Company's business since inception.
There can be no assurances that this will continue if or when the Company completes an acquisition or merger.

The Pollution Control Systems Division

The Company has a biofiltration patent which it has purchased from AAA (see Note
D in the footnotes to the Company's Financial Statements) that originally developed and recorded the patent. The patent is recorded at its purchase cost, which represents the predecessor related company's development cost less predecessor amortization. The patent is being amortized over its useful life, currently estimated at 14 years.

For each of the years ended December 31, 2000 and 1999, patent amortization amounted to $4,084.

For marketing its biofiltration products, the Company has a relationship with
BSA. Pursuant to a national sales agreement, the Company will pay sales commissions to BSA. As sales and lease revenues are generated, commission expense will be recognized at a rate of 30% in accordance with the terms of the agreement on the accrual basis of accounting.

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

The Division expects to market one additional airport system during the remainder of this year, in accordance with its marketing plan. The potential annualized revenues for the two systems are $550,000 for these contracts.

The cost of treatment is competitive with the Publicly Owned Treatment Works
(POTW), making the Division's solution viable for the user. The size of system depends on the amount of wastewater volume and the COD/BOD concentrations to be treated. The Division's system would be located on the airport grounds and would involve pre-treatment of wastewater before discharge.

Recent Developments

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

The Technology Group - Recent Developments

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

During the year, Beach Access installed over fourteen miles of backbone and had service to over 1,000 rooms in seven hotels in the Myrtle Beach area. The
Internet Service Provider ("ISP") had approximately 1,100 customers. As part of the capital committed to the operation, a DS-3 high-capacity Internet connection was installed. A DS-3 high-capacity Internet connection allows digital voice and data transmission and equates to 44.736 megabytes per second using 672 channels.
Beach Access also offers Web design and hosting as part of its product mix.

In connection with development and construction of the wireless Internet access system, the Company has committed to purchase $1,182,375 in component parts used in the system. Through December 31, 2000, the Company has received and recorded
$793,905 toward this purchase.
                                       21

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

                                          Pollution         Internet        Eliminating      Consolidated
                                          treatment        technology       adjustments          total

    External revenue                      $      -         $   427,780     $      -           $   427,780
                                          ===========      ===========     ===========        ===========
    Intersegment revenue                  $      -         $      -        $      -           $      -
                                          ===========      ===========     ===========        ===========
    Interest expense, net                 $    26,138      $    24,227     $      -           $    50,365
                                          ===========      ===========     ===========        ===========
    Depreciation and
      amortization                        $    38,641      $    57,672     $      -           $    96,313
                                          ===========      ===========     ===========        ===========
   Loss from continuing
      operations                          $(775,876)     $(1,870,990)    $      -           $(2,646,866)
   Loss from discontinued
      operations                                 -         (378,279)          -             (378,279)
   Net loss                               $(775,876)     $(2,249,269)    $      -           $(3,025,145)
                                          ===========      ===========     ===========        ===========

   Significant non-cash items -
      Employee and consultant
        compensation                      $   307,400      $ 1,099,938     $      -           $ 1,407,338
      Loss on market
        investments                               -            229,816            -              229,816
      Loss on disposal of
        business segment                         -            312,687          -                 312,687
                                          $   307,400      $ 1,642,441     $      -           $ 1,949,841
                                          ===========      ===========     ===========        ===========

   Acquisition of long-
      lived assets                        $   236,250      $   393,635     $(236,250)       $   393,635
                                          ===========      ===========     ============       ===========

   Total assets                           $ 3,844,277      $ 1,894,559     $(2,877,232)       $ 2,861,604
                                          ===========      ===========     ============       ===========

   Expenditures for long-
      lived assets                        $   260,027      $ 1,576,317     $(236,250)       $ 1,600,094
                                          ===========      ===========     ============       ===========

For the year ended December 31, 1999, the Company was in development stage and had not commenced operations.

The Chief Executive Officer does not use cash loaned or invested in the Internet technology segment to evaluate its performance. However, such information is furnished to the Chief Executive Officer. For the year ended December 31, 2000, cash loaned or invested in the Internet technology segment amounted to
$1,542,595.

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

Discontinued Operations

In August 2000, Company management discontinued and disposed of previously acquired subsidiaries on the basis of not meeting the Company's requirements in the Internet technology segment. The results of operations for the period presented is reported as a component of discontinued operations in the statements of operations.

Summarized results of the disposed segment for the year ended December 31, 2000 is as follows:

         Net sales                                    $ 338,712
                                                      =========

         Operating loss                              $ (230,217)
                                                      =========

         Net Loss from discontinued operations       $ (378,279)
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

During the year ended December 31, 2000, Dr. Campbell exercised the option to acquire 3,500,000 shares of restricted common stock. The stock issued under this option, which was valued at $316,200, was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. The exercise of this option has been recorded as prepaid professional services and will be amortized over the life of the consulting agreement. For the year ended December 31, 2000, amortization of prepaid professional fees amounted to $105,400.

In November 2000, the Company entered into an agreement with Hospitalitylinx,
Inc., a South Carolina corporation for sales and telecommunication consulting.
The agreement is for a two-year term, extendable for additional one-year terms.
Among other things, the agreement provides for the following:

     o    At signing, 150,000 shares of unrestricted stock as a signing bonus;
     o    Stock options on 4,850,000 shares of the Company's restricted common stock at an exercise price of $.60 per share.  These options have vested at December 31, 2000, but must be exercised within two years.
          By August 2001, these shares must become free trading, which will require the Company to file a Registration Statement to register the shares.
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

At December 31, 2000, the Company has instituted legal action and is currently under appeal to void the employment contract and issuance of the 12,000,000 option shares.

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

                              GPS INTEGRATORS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                              GPS INTEGRATORS, INC.

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                    CONTENTS

                                                                     Page

INDEPENDENT AUDITORS' REPORT                                           1

FINANCIAL STATEMENTS

    BALANCE SHEET                                                      2

    STATEMENT OF OPERATIONS AND CHANGES IN
    RETAINED EARNINGS                                                  3

    STATEMENT OF CASH FLOWS                                            4

NOTES TO FINANCIAL STATEMENTS                                        5 - 6

To the Stockholders
GPS Integrators, Inc.
Canyon Lake, Texas

                          Independent Auditors' Report

We have audited the accompanying balance sheet of GPS Integrators, Inc. as of
December 31, 2000, and the related statement of operations and changes in retained earnings and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GPS Integrators, Inc. as of
December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

CERTIFIED PUBLIC ACCOUNTANTS
May 18, 2001

                              GPS INTEGRATORS, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

CURRENT ASSET - ACCOUNTS RECEIVABLE                                  $ 458,273
                                                                     =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                 $ 429,467
    Management fees payable                                             27,806
                                                                     ---------

                                                                       457,273
                                                                     ---------

STOCKHOLDERS' EQUITY - COMMON STOCK                                      1,000
                                                                     ---------

                                                                     $ 458,273
                                                                     =========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                                       -2-

                              GPS INTEGRATORS, INC.
            STATEMENT OF OPERATIONS AND CHANGES IN RETAINED EARNINGS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

SALES                                                              $ 2,412,638

COST OF SALES                                                        1,977,981
                                                                   -----------

GROSS PROFIT                                                           434,657
                                                                   -----------

OTHER OPERATING EXPENSES

    Royalty fees                                                        42,857
    Management fees                                                    391,800
                                                                   -----------

                                                                       434,657
                                                                   -----------

NET INCOME                                                                   -

RETAINED EARNINGS, BEGINNING OF YEAR                                         -
                                                                   -----------

RETAINED EARNINGS, END OF YEAR                                     $         -
                                                                   ===========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                                       -3-

                              GPS INTEGRATORS, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

    Cash received from customers                                   $ 1,954,365
    Cash paid for cost of sales                                     (1,548,514)
    Cash paid for other operating
        expenses                                                    (406,851)
                                                                   -----------

           Net cash used by operating activities                    (1,000)
                                                                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
    PURCHASE OF COMMON STOCK                                             1,000
                                                                   -----------

NET CHANGE IN CASH                                                           -

CASH, BEGINNING OF YEAR                                                      -
                                                                   -----------

CASH, END OF YEAR                                                  $         -
                                                                   ===========

                         RECONCILIATION OF NET INCOME TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                         $         -

RECONCILING ADJUSTMENTS

    Increase in accounts receivable                                 (458,273)
    Increase in account payable                                        429,467
    Increase in management fees payable                                 27,806
                                                                   -----------

CASH FLOWS FROM OPERATING ACTIVITIES                               $(1,000)
                                                                   ===========

                 The accompanying notes to financial statements
                     are an integral part of this statement.

                                       -4-

                              GPS INTEGRATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company activities

GPS Integrators, Inc. (the Company) was incorporated in the state of Texas in
September 1999. Operations commenced in May 2000.

The Company was formed to provide products to improve winter operations at airports. Currently the Company is selling equipment and software associated with a proprietary ice monitoring system used on airport runways.

The Company's office is located in Canyon Lake, Texas.

Revenue recognition

Revenues from sale of ice monitoring software and hardware are recognized at the time the products are shipped and accepted by the customer.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions.
These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounts receivable

The Company is engaged as a supplier of ice monitoring software and equipment used on airport runways. The Company was awarded a $2,872,047 sole source contract by the U. S. Air Force (USAF). Through December 31, 2000, all sales have been to the USAF under this contract.

At December 31, 2000, accounts receivable totaling $458,273, is due from the
USAF.

NOTE B - ROYALTY AGREEMENT

A portion of the Company's ice monitoring product contains proprietary patented software the Company licenses. Terms of the license agreement provides for a royalty fee equal to 10% of revenues from the patented product, as defined.

For the year ended December 31, 2000, royalty fees paid under this agreement amounted to $42,857.

                                       -5-

                              GPS INTEGRATORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE C - RELATED PARTY ACTIVITY

The stockholders of the Company consist of two closely held corporations. The majority owner corporation is in turn owned by two corporations that provide component parts for the Company's ice monitoring product. For the year ended
December 31, 2000, purchases from these related companies amounted to
$1,523,282. For the year ended December 31, 2000, these related companies are fully paid for all purchases.

The two stockholder companies noted above provide various management, sales and administrative services to the Company. For the year ended December 31, 2000, the stockholder companies were paid $391,800 in management fees for these services. At December 31, 2000, management fees payable amounted to $27,806.

NOTE D - SUBSEQUENT EVENT

On January 26, 2001, the Company stockholders sold 55% of their outstanding shares to BIFS Technologies Corporation, a Florida corporation engaged in providing environmental services and emerging technologies.

                                      -6-

                          BIFS TECHNOLOGIES CORPORATION

             PRO FORMA CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

                                    CONTENTS

                                                                        Page

PRO FORMA CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        BALANCE SHEET                                                     1

        STATEMENT OF OPERATIONS                                           2

NOTES TO PRO FORMA CONDENSED CONSOLIDATING FINANCIAL STATEMENTS           3

                          BIFS TECHNOLOGIES CORPORATION
                 PRO FORMA CONDENSED CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 2000
                                   (UNAUDITED)

                                     ASSETS

                                                                 Pro forma       Consolidated
                                  BIFS              GPS         adjustments        Pro forma
                              -----------       ----------      -----------      ------------

Current assets                $   999,774       $ 458,273       $ 215,490(b)     $ 1,673,537

Equipment, net of
     accumulated
     depreciation               1,373,787             -               -            1,373,787

Other assets                      488,043             -           382,160(a)         870,203
                              -----------     -----------       ---------        -----------

                              $ 2,861,604       $ 458,273       $ 597,650        $ 3,917,527
                              ===========     ===========       =========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities           $   610,086       $ 457,273       $     -          $ 1,067,359

Long-term liabilities           1,359,973             -               -            1,359,973

Stockholders' equity              891,545           1,000         597,650          1,490,195
                              -----------     -----------       ---------        -----------

                              $ 2,861,604       $ 458,273       $ 597,650        $ 3,917,527
                              ===========       =========       =========        ===========

                  See accompanying notes to pro forma condensed
                       consolidating financial statements.

                                       -1-

                          BIFS TECHNOLOGIES CORPORATION
                        PRO FORMA CONDENSED CONSOLIDATING
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

                                                                 Pro forma       Consolidated
                                  BIFS              GPS         adjustments        Pro forma
                              -----------       ----------      -----------      ------------
                                                    (b)

Revenues                      $   427,780     $ 2,412,638        $    -          $ 2,840,418
                              -----------     -----------        ---------       -----------

Expenses

  Cost of sales                   349,887       1,977,981             -            2,327,868
  Salaries and benefits         1,264,866            -                -            1,264,866
  Professional fees               292,223            -                -              292,223
  General and
       administrative             645,134         434,657        (215,490)(b)        864,301
  Depreciation and
       amortization                96,313            -             95,540 (a)        191,853
  Marketing                       145,944            -                -              145,944
  Interest                         50,365            -                -               50,365
  Loss on investments             229,914            -                -              229,914
                              -----------     -----------       ---------        -----------

                                3,074,646       2,412,638        (119,950)         5,367,334
                              -----------     -----------       ---------        -----------

Net loss from continuing
       operations              (2,646,866)           -            119,952         (2,526,916)

Loss from discontinued
       operations              (378,279)           -                -           (378,279)
                              -----------     -----------       ---------        -----------

Net loss                      $(3,025,145)    $      -          $ 119,950        $(2,905,195)
                              ===========     ===========       =========        ===========

Net loss per common share     $(    .0061)                                       $(    .0059)
                              ===========                                        ===========

Weighted average
       common shares
       outstanding
       (In hundreds)            4,938,179                                          4,958,179
                              ===========                                        ===========

Loss from continuing
       operations             $(    .0053)                                       $(    .0051)
                              ===========                                        ===========

Loss from discontinued
       operations             $(    .0008)                                       $(    .0008)
                              ===========                                        ===========

                  See accompanying notes to pro forma condensed
                       consolidating financial statements.

                                       -2-

                          BIFS TECHNOLOGIES CORPORATION
                          NOTES TO PRO FORMA CONDENSED
                       CONSOLIDATING FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

On January 26, 2001, BIFS Technologies Corporation (BIFS) acquired 55% of the assets and operations of GPS Integrators, Inc. (GPS) for 2,000,000 shares of common stock in a transaction accounted for as a purchase.

The accompanying pro forma condensed consolidating balance sheets as of December
31, 2000, and statements of operations for the year then ended, assume that the acquisition of GPS took place on January 1, 2000. The accompanying pro forma information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations which would actually have been reported had the acquisition been in effect during the periods presented, or which may be reported in the future.

The accompanying pro forma condensed consolidating financial statements should be read in conjunction with the historical financial statements and related notes thereto for BIFS and GPS.

Note 1 - Pro Forma Adjustments

     (a)  Goodwill acquired in the purchase of GPS is being amortized over its estimated useful life of five years beginning on January 1, 2000. At
          December 31, 2000, and for the year then ended, goodwill and goodwill amortization on the GPS purchase is as follows:

               Original cost                    $ 477,700

               Amortization                      (95,540)
                                                ---------

                                                $ 382,160
                                                =========

     (b)  GPS pays management fees to its shareholders for services rendered.
          For the year ended December 31, 2000, BIFS prorata share of these management fees is as follows:

               Management fees                  $ 391,800

               BIFS prorata share                     55%
                                                ---------

                                                $ 215,490
                                                =========

                                       -3-

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

                                                                                Term
Name                 Age     Title                          Director Since     Expires

Alpha J. Keyser      63      Director, President and
                                Chief Executive Officer          1992               2001
Thomas Cannon        56      Director, Marketing Director        1993               2001
James A. Feiler      41      Director, Technical Director        2000               2001

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

Title of      Name and Address of                  Number of        Percent of
Class         Beneficial Owner (1)                  Shares           Class (2)

Common        Alpha J. and Victoria Keyser        272,000,000           53%
              525 Sutton Place
              Longboat Key, FL 34228

Common        Thomas Cannon                                 0            0%

Common        James E. Feiler                               0            0%

Common        All Directors and Executive         272,000,000           53%
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

Dr. Harold Campbell      3,500,000           Consultant                 8/14/00

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

The following describes the shareholder notes payable and when they were issued:

             Year                              Amount
             1993                             $102,500
             1994                               66,400
             1995                               80,000
             1996                               40,000
             1997                               60,000
             Total                            $348,900
                                              ========

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index.

(b)      Reports on Form 8-K: The Company filed a Current Reports on Form 8-K during the fiscal quarter ended December 31, 2000.

                                  EXHIBIT INDEX

Exhibit           Exhibit
Number            Description

3.1      Articles of Incorporation, as amended(1)
3.2      Bylaws(1)

4.1      Instruments defining the rights of holders
         (Refer to Exhibit 3)

9        Voting Trust Agreement (not applicable)

10       Material contracts
         10.1     Beach Access.Net, Inc., Stock Purchase Agreement(2)
         10.2     Alliance Computer Systems, LLC, Agreement for Sale of Business
                  Assets(2)
         10.3     Revcon Technologies Corp., Stock Purchase Agreement(2)
         10.4     Form of MidAmerica St. Louis Airport contract(3)
         10.5     Form of Interactive Internet Services Agreement(3)
         10.6     National Sales Agreement(3)
         10.7     Letter of Intent(3)
         10.8     Active Participation Investor Special Services Agreement(3)
         10.9     Form of Harding Assets Funds Agreements

11       Statement re: Computation of per share earnings (not applicable)

21       Subsidiary of the Registrant

24       Power of Attorney  (not applicable)

(1)  Incorporated by reference to our Registration Statement on Form 10-SB filed
     February 3, 2000, file no. 000-29329
(2)  Incorporated by reference to our Registration Statement on Form 10-SB/A-2 filed October 13, 2000, file no. 000-29329
(3)  Incorporated by reference to our Registration Statement on Form 10-SB/A-3 filed March 30, 2001, file no. 000-29329.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2001               BIFS TECHNOLOGIES CORP.

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

Date: August 29, 2001               By: /s/ Alpha J. Keyser
                                    ---------------------------------
                                    Alpha J. Keyser, President and Director
                                    (Principal Financial and Accounting Officer)

Date: August 29, 2001               By:  /s/ Thomas Cannon
                                    -----------------------------------
                                    Thomas Cannon, Director

Date: August 29, 2001               By:  /s/ James A. Feiler
                                    -----------------------------------
                                    James A. Feiler, Director

