Form 10QSB
period 2001-09-30
BIFS TECHNOLOGIES CORP
filed 2001-11-29
CIK 1060967

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                        Commission file number: 000-29329

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                 (formerly known as BIOFILTRATION SYSTEMS, INC.)
                 -----------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

          Florida                                               65-0382549
-------------------------------------------------------------------------------
 State or other jurisdiction of                               I.R.S. Employer
 incorporation or organization                               Identification No.

            2075 Fruitville Road, Suite 200, Sarasota, Florida 34237
            --------------------------------------------------------
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

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of September 30, 2001 was 524,865,914 shares.

                             BIFS TECHNOLOGIES CORP.

                                      INDEX
                                                                        Page
PART I  - FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheet _ September 30, 2001 ..............1-2

          Consolidated Statements of Operations for the Nine Months
          and Three Months Ended September 30, 2001 and 2000 ...........3-4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2001 and 2000 ............................5-6

          Notes to Consolidated Financial Statements ...................7-10

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS .....................11-13

PART II  - OTHER INFORMATION:

                         PART I - FINANCIAL INFORMATION

                          BIFS TECHNOLOGIES CORPORATION
                          =============================

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

BIFS TECHNOLOGIES CORPORATION
-----------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
SEPTEMBER 30, 2001
------------------

ASSETS
------

CURRENT ASSETS

    Accounts receivable                                    $   907,921
    Inventory                                                   69,816
    Prepaid and other current assets                           328,326
                                                           ------------
        TOTAL CURRENT ASSETS                                 1,306,063
                                                           ------------
FIXED ASSETS

    Wireless internet access system
        and equipment                                          447,164
    Computer equipment                                         393,556
    Other                                                       68,609
                                                           ------------
                                                               909,329
    Accumulated depreciation                                (142,406)
                                                           ------------
                                                               766,923
                                                           ------------
OTHER ASSETS

    Patent, net                                                 35,058
    Prepaid professional fees, less
        current portion                                        180,728
    Goodwill, net                                              699,615
    Other                                                       54,646
                                                           ------------
                                                               970,047
                                                           ------------
                                                           $ 3,043,033
                                                           ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

BIFS TECHNOLOGIES CORPORATION
-----------------------------
CONSOLIDATED BALANCE SHEET
--------------------------
SEPTEMBER 30, 2001
------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

    Current portion of related party
        notes payable                                      $    34,675
    Accounts payable and accrued expenses                      683,252
                                                           ------------
        TOTAL CURRENT LIABILITIES                              717,927
                                                           ------------
OTHER LIABILITIES

    Notes payable to majority stockholder                    1,639,999
    Other stockholder notes payable                            354,100
    Related party notes payable,
        less current portion                                   115,073
                                                           ------------
                                                             2,109,172
                                                           ------------
COMMITMENTS AND CONTINGENCIES                                      -
                                                           ------------
STOCKHOLDERS' EQUITY

    Common stock $.00001 par value,
        800,000,000 shares authorized,
        525,365,914 shares issued and
        524,865,914 shares outstanding                           5,287
    Additional paid-in capital                               7,267,932
    Deferred stock options                                  (283,669)
    Accumulated deficit                                     (6,763,616)
                                                           ------------
                                                               225,934

    Less treasury stock                                     (10,000)
                                                           ------------
                                                               215,934
                                                           ------------
                                                           $ 3,043,033
                                                           ============

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                 FOR THE NINE MONTHS AND THE THREE MONTHS ENDED
                 ----------------------------------------------
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

                                                      Nine-months Ended
                                                      -----------------
                                                 2001                   2000
                                            ------------------------------------
                                             (Unaudited)             (Unaudited)

REVENUES                                    $ 1,199,372             $   288,623

COST OF REVENUES                              1,396,802                 113,641
                                            ------------            ------------
GROSS PROFIT (LOSS)                          (197,430)                174,982
                                            ------------            ------------
OTHER EXPENSES

    General and administrative                  293,810                 723,852
    Salaries and related expenses               439,039               1,012,087
    Professional fees                           526,271                 217,577
    Marketing                                   168,532                  17,775
    Depreciation and amortization               210,792                 107,869
    Interest                                    147,947                  31,892
                                            ------------            ------------
                                              1,786,391               2,111,052
                                            ------------            ------------
NET LOSS FROM CONTINUING OPERATIONS          (1,983,821)             (1,936,070)
                                            ------------            ------------
DISCONTINUED OPERATIONS

    Loss from discontinued operations              -                 (163,220)
    Loss on disposal of discontinued
        operations                                 -                 (172,939)
                                            ------------            ------------
                                                   -                 (336,159)
                                            ------------            ------------
NET LOSS                                    $(1,983,821)            $(2,272,229)
                                            ============            ============
LOSS PER COMMON SHARE

    Loss from continuing operations         $(    .0038)            $(     .004)
                                            ============            ============
    Loss from discontinued operations       $      -                $(      -  )
                                            ============            ============
    Loss from disposal of discontinued
        operations                          $      -                $(         )
                                            ============            ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)             5,261,071               4,820,818
                                            ============            ============

                       The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                   ------------------------------------------
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

                                                      Three-months ended
                                                      ------------------
                                                 2001                   2000
                                            ------------------------------------
                                             (Unaudited)             (Unaudited)

REVENUES                                    $   831,373             $   122,191

COST OF REVENUES                                954,502                  61,001
                                            ------------            ------------
GROSS PROFIT (LOSS)                          (123,129)                 61,190
                                            ------------            ------------
OTHER EXPENSES

    General and administrative                   53,242               1,074,768
    Salaries and related expenses               120,290
    Professional fees                            85,720
    Marketing                                    41,638                  17,775
    Depreciation and amortization                58,334                  63,280
    Interest                                     67,679                   9,891
                                            ------------            ------------
                                                426,903               1,165,714
                                            ------------            ------------
NET LOSS FROM CONTINUING OPERATIONS          (550,032)             (1,104,524)
                                            ------------            ------------
DISCONTINUED OPERATIONS
    Income from discontinued operations            -                     71,542
    Loss on disposal of discontinued
        operations                                 -                 (27,941)
                                            ------------            ------------
                                                   -                     43,601
                                            ------------            ------------
NET LOSS                                    $(550,032)            $(1,060,923)
                                            ============            ============
LOSS PER COMMON SHARE

    Loss from continuing operations         $(    .0011)            $(     .002)
                                            ============            ============
    Loss from discontinued operations       $      -                $      -
                                            ============            ============
    Loss from disposal of discontinued
        operations                          $      -                $      -
                                            ============            ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)             5,236,992               5,171,405
                                            ============            ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                         BIFS TECHNOLOGIES CORPORATION
                         -----------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                           FOR THE NINE MONTHS ENDED
                           -------------------------
                          SEPTEMBER 30, 2001 AND 2000
                          ---------------------------

                                                    2001               2000
                                            ------------------------------------

                                               (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                $   323,620        $   261,729
   Cash paid for continuing operating
        Expenses                                (2,738,712)        (195,866)
   Cash paid for discontinued operations                           (65,592)
   Interest                                          1,892         (1,832)
                                               ------------       ------------
      Net cash used by operating
           activities                           (2,413,200)        (546,560)
                                               ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related company                        -            (128,000)
   Repayment of advances to related company                           575,910
   (Purchase) Sale of fixed and other assets       449,095         (134,979)
                                               ------------       ------------
      Net cash used by investing
        activities                                 449,095            312,931
                                               ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of stock                     610,302          1,125,362
   Proceeds from stockholder note
        payable                                    671,000               -
   Repayment of related party
        Notes payable                                              (16,366)
                                               ------------       ------------
      Net cash provided by financing
         activities                              1,281,302          1,108,996
                                               ------------       ------------
NET INCREASE IN CASH                            (682,803)           875,367

CASH, BEGINNING OF PERIOD                          682,803                  6
                                               ------------       ------------
CASH, END OF PERIOD                            $      -           $   875,373
                                               ============       ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE NINE MONTHS ENDED
                            -------------------------
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------

                                                        2001            2000
                                                    ----------------------------
                                                    (Unaudited)      (Unaudited)

   RECONCILIATION OF NET LOSS TO
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------

NET LOSS                                            $(1,983,821)    $(2,272,229)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                        210,792         107,869
   Loss from disposal of discontinued
      operations                                            -           336,159
   Increase in accounts receivable                   (875,752)     (26,894)
      Increase in inventory                          (41,319)     (31,192)
   Increase in prepaid expenses                      (72,021)
   Increase in accounts payable and
      accrued expenses                                  107,841          46,752
   Increase in other assets                          (11,669)      (1,150)
   Stock issued for services                            233,750       1,334,375
   Contribution of accrued interest
      to paid-in capital                                 18,999          27,250
   Recovery of stock investment in
      Subsidiary company                                             (67,500)

CASH FLOWS FROM OPERATING ACTIVITIES                $(2,413,200)    $(546,560)
                                                    ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES
------------------------------------------

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                               $    18,999     $    27,250
                                                    ============    ============
ISSUE OF STOCK FOR ACQUISITION OF
   AND INVESTMENT IN SUBSIDIARY COMPANY             $       -       $ 1,589,757
                                                    ============    ============
ISSUE OF STOCK FOR SERVICES                         $   233,750     $       -
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

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

The information presented herein as of September 30, 2001, and for the nine months and three months ended September 30, 2001 and 2000, is unaudited.

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

Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2001. For further information, refer to the December 31, 2000, financial statements and footnotes included in the Company's annual filing with the Securities and Exchange Commission.

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

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

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

At November 19, 2001, the purchase of FireX2, Inc. has not closed.

NOTE D - PROFESSIONAL FEES

In February 2001, the Company issued 1,000,000 shares of restricted common stock for consulting services. The consulting agreement is for a three year period.
The stock issued for these services, which was valued at $233,750, was recorded at the stock's average simple traded value over a defined period less a 15%
discount because of its restricted nature. Prepaid professional services was recorded in conjunction with this transaction and will be amortized over the life of the consulting agreement. For the six months ended September 30, 2001, amortization of this consulting agreement amounted to $27,805.

NOTE E - NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with the requirements of
Statement of Financial Accounting Standards No. 128.

NOTE F - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and government operations. Currently, the operating segments are the emerging technologies and government operations groups. For the nine months ended September 30, 2001, information on reportable segments is as follows:

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

NOTE F - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and government operations. Currently, the operating segments are the emerging technologies and government operations groups. For the nine months ended September 30, 2001, information on reportable segments is as follows:

                        Environmental  Emerging       Government
                        Services       Technologies   Operations     Total
------------------------------------------------------------------------------------

Nine months ended
  September 30, 2001:

  External revenue      $        -     $  1,033,182   $    166,190   $   1,199,372
                        ============   ============   ============   =============
  Intersegment revenue  $        -     $        -     $        -     $         -
                        ============   ============   ============   =============
  Loss from continuing
    operations          $  (726,037)  $ (1,181,604)  $   (76,180) $   (1,983,821)

  Loss from discontinued
    operations              (    -  )      (    -  )      (    -  )       (    -  )
                        ------------   ------------   ------------   -------------
                        $  (726,037)  $ (1,181,604)  $   (76,180)  $  (1,983,821)
                        ============   ============   ============   =============

Nine months ended
  September 30, 2000:

  External revenue      $        -     $    288,623   $        -     $     288,623
                        ============   ============   ============   =============
  Intersegment
    revenue             $        -     $        -     $        -     $         -
                        ============   ============   ============   =============
  Loss from continuing
    operations          $   (574,192)  $ (1,361,878)  $   (    -  )  $  (1,936,070)

  Loss from discontinued
    operations              (    -  )     (336,159)      (    -  )      (336,159)
                        ------------   ------------   ------------   -------------
                        $   (574,192)  $ (1,698,037)  $   (    -  )  $  (2,272,229)
                        ============   ============   ============   =============

Since December 31, 2000, the Company has added the operations of the government operations division. This segment was added on January 26, 2001. As of June 30,
2001, total assets of the government operations segment were $167,174.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------

NOTE G - OTHER COMMITMENTS AND CONTINGENCIES

In connection with development and construction of the wireless internet access system, the Company has committed to purchase approximately $1,200,000 in component parts used in the system. Through September 30, 2001, the Company has received and recorded approximately $800,000 toward this purchase.

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

Subsequent to September 30, 2001, the Court ruled against the Company.
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

Management is in the process of obtaining funds to support continuing operations and fund capital improvements. At September 30, 2001, and subsequently, management is negotiating with funding sources to meet its projected needs.
Management is confident they will be successful in their negotiations and will obtain the necessary funding. Therefore, the accompanying financial statements have been prepared on the basis the Company will continue as a going concern.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

     This Form 10-QSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by the Company from time to time, in filings with the
Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may, include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sale of assets or businesses, plans relating to products or services of the Company, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words "anticipates," "estimates," "expects," "intends," "plans"
and variations thereof and similar expressions are intended to identify forward-looking statements.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 and 2000

     Net sales for the nine months ended September 30, 2001 increased 315% to
$1,199,312 from $288,623 during the same period the prior year. Net sales increased primarily as a result of its acquisition of GPS Integrators, Inc. and a sale of wireless broadband equipment.

     Cost of sales for the nine months ended September 30, 2001 increased 1,129%
to $1,396,802 from $113,641 during the same period the prior year. The increase is primarily due to the increase in net sales and the GPS Integrators, Inc.
purchase.

     General and administrative expenses for the nine months ended September 30,
2001 decreased (59)% to $293,810 from $723,852 in the same period during the prior year primarily due to various cost controls in these areas.

     Salaries and related expenses for the nine months ended September 30, 2001 decreased (57)% to $439,039 from $1,012,087 during the same period the prior year. This decrease is primarily due to the former owner of the Myrtle Beach operation receiving over $700,000 in the form of stock bonuses and other incentives during the prior period last year.

     Professional fees for the nine months ended September 30, 2001 increased
142% to $526,271 from $217,577 during the same period the prior year. This increase is primarily due to technical consulting fees for various new ventures and professional fees related to due diligence matters.

     Marketing costs for the nine months ended September 30, 2001 increased 848%
to $168,532 from $17,775 in the same period during the prior year primarily due to increases in selling and marketing costs associated with its expansion of the
Myrtle Beach operation.

     Depreciation and amortization expenses for nine months ended September 30,
2001 increased 95% to $210,792 from $107,869 for the same period during the prior year due to the build out of its Myrtle Beach operation and beginning of a revenue stream.

     Net interest expense for nine months ended September 30, 2001 increased
364% to $147,947 from $31,892 for the same period the prior year. The increase results primarily from the Company's additional debt for working capital, acquisitions and fixed assets.

     Losses from discontinued operations and disposal of discontinued operations for nine months ended September 30, 2001 decreased to $0 from $(336,159) for the same period the prior year. The decrease results primarily from Managements'
decision in early July 2000 to discontinue and dispose of certain measurable portions of its internet technology segment (PC Wholesale and Knight Design).

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001 the Company had a net loss of $(1,983,821) compared to $(2,272,229) in the prior year. Cash used by operating activities of continuing operations was $(2,738,712) during the nine months ended September 30, 2001 compared to $(195,866) in the prior year. The
Company had working capital of 588,136 at September 30, 2001 compared to
$916,662 in the prior year. The increase in cash used by operating activities of continuing operations during the nine months ended September 30, 2001 compared to the same period the prior year was primarily due to it's Myrtle Beach operation. Investing activities generated $449,095 during nine months ended
September 30, 2001 compared to $312,931 during the same period the prior year.
The increase resulted primarily from an increase in the sale of its wireless
(SWOMI) systems in the Myrtle Beach area.

     Financing activities generated $1,281,302 during the nine months ended
September 30, 2001 compared to $1,108,996 during the same period the prior year.
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

     Subsequent to September 30, 2001, the South Carolina Court ruled in favor of the former employee against BIFS Technologies Corp. It is the intention of the Company to appeal this decision. An appeal was filed on August 20, 2001. It is the opinion of the Company's legal counsel that the Company will prevail in this legal case.

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

                             BIFS TECHNOLOGIES CORP.

Date: November 27, 2001                   By:/s/ Alpha J. Keyser
                                             -------------------
                                        Alpha J. Keyser, President and CEO
                                           (Principal Executive Officer)

