Form 10KSB/A
period 2000-12-31
BIFS TECHNOLOGIES CORP
filed 2001-12-07
CIK 1060967

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A2

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                         Commission File Number 0-29329

                          BIFS TECHNOLOGIES CORPORATION

          FLORIDA                                              65-0382549
    --------------------                                  ----------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)

2075 Fruitville Road, Suite 200, Sarasota, Florida                34237
--------------------------------------------------             -----------
   (Address of principal executive offices)                     (Zip Code)

Company's telephone number, including area code:              (941) 343-9300

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

                                                                           Page
                                                                          ------

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION PLAN OF OPERATION................................18

   ITEM 7.  FINANCIAL STATEMENTS............................................30

   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE...........................30

PART III ...................................................................31

   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE
               EXCHANGE ACT.................................................31

   ITEM 10. EXECUTIVE COMPENSATION..........................................33

   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

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
                         -------------------------------

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
-----------------------------

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
---------------------

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
---------------

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
-------------

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
         ------------------

The Company offers its biofiltration system under its Patent number 5,205,935, which was issued on April 27, 1993. The Patent covers part of the bioremediation technology the Company intends to utilize in its operations. The Company proposes to have modular biofiltration systems manufactured by outside sources and to market these systems to various industries.

Patent Acquisition Details
--------------------------

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

Background of the Biofiltration System
--------------------------------------

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
          -------------

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
         -----------------------------------

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
         ----------------------------

The Company's anaerobic biofiltration system will be marketed through BSA. The term of the agreement is for a one-year period, automatically renewable for an additional one-year period. Either party can terminate this agreement with a one-year notice.

In accordance with the agreement and at its option, the Company may advance funds against future commissions to BSA. The Company pays a flat commission rate of 30% for sales and marketing of the biofiltration system product. As of the date hereof, all prepaid sales commissions except for $18,000 have been repaid and the financial statements now reflect no prepaid commissions.

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

Although none of the Company's employees work for BSA, Tom Cannon, a Director of the Company, provides marketing consultation to BSA. Victoria Keyser, the wife of the Company's president, Alpha Keyser, is not a shareholder, officer, employee or in any other way affiliated with BSA.

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

                                Technology Group
                                ----------------

A.(ii)   Business Development and Summary
         --------------------------------

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
--------------------------------------------------------------------

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
-------------

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
         ------------------

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

The provider of the patented firmware is OTC Telecom, a California based company. The Company's relationship with OTC Telecom is one of a purchaser (the
Company) and supplier (OTC). As stated above, the Company has a "proprietary right" because of its SWOMI system being trademarked utilizing the patented firmware supplied by OTC.

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
         -------------

The Technology Group likewise will use contracted services for the manufacture of the SWOMI™ hardware and for construction of towers. A Director of R & D will monitor product quality, working closely with the manufacturer. The Director of
Operations will manage and monitor system implementation and on-going operations.

D.(ii)   The Market and Product Distribution
         -----------------------------------

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
         ----------------------------

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
        ---------------------

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

On December 20, 2000, the Company instituted legal action to void the employment contract and issuance of the 12,000,000 option shares. This case was filed in
South Carolina State Court, the Court of Common Pleas, Fifteenth Judicial
Circuit. The proceeding began on December 20, 2000. The principal parties are
BIFS Technologies Corporation (BIFS) and Jasper Knabb (Knabb). BIFS alleged that
Knabb had misrepresented his ownership of BeachAccess thus causing BIFS to attempt to purchase BeachAccess from Knabb and to enter into an employment agreement with him. Knabb did not own BeachAccess nor did he have rights during the sale of BeachAccess to the ownership rights.

BIFS sought to rescind the employment contract and recover the salary and stock options paid to Knabb. The Lower Court found that BIFS was not required to continue Knabb's employment or pay for future payments under the employment contract, however, the Court refused to rescind the agreement as requested and allowed Knabb to keep the stock options paid and those contemplated under the employment contract and those negotiated in the sale of BeachAccess. This ruling was appealed to the South Carolina Court of Appeals in Columbia, South Carolina.
The appeal, filed August 21, 2001, argues that since the Court found that
Knabb's behavior was excessive enough to warrant the forfeiture of his employment, it was excess enough to warrant the loss of any stock or stock options paid and the agreement should have been rescinded. The relief sought is to have the stock certificates returned that were paid to Knabb.

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
------------------

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
--------------------------------

Cash
----

The year 2000 has been a year of expansion, R & D, and extensive marketing for the Company. These operations have required significant sums of cash as can be seen in the Statement of Cash Flows. However, the Company has, through sales of stock and shareholder loans, been able to generate the cash required to fund
Company operations.

The current cash balance is $682,803. During the year, the Company received
$1,100,000 from sale of stock and $950,000 in loans from the majority shareholder, Alpha Keyser. Terms of the

shareholder note agreement call for interest at 11%, payable monthly, with the principal balance to be repaid in December 2002. Net cash used by operations was approximately $832,000. Approximately $958,000 of cash was used for purchase of equipment and fixtures.

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

As of December 31, 2000, the Company's material commitments for capital expenditures was related to the Beach Access infrastructure build-out in Myrtle
Beach, South Carolina. These expenditures were for the various hotels contracted to provide high speed wireless Internet services to its guests. There was sufficient capital at this time for these costs.

Stock
-----

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

As described in Note F in the footnotes to the Company's Financial Statements, the Company has granted a 12,000,000-share stock option to a former employee.
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
In connection with the trial in this case, the trial Judge ruled that the employment contract language takes precedent over the law of the state of South
Carolina which requires a disloyal servant to forfeit benefits under an employment contract. An appeal to the Courts ruling has been filed as of the date of this filing. .

Inflation
---------

Inflation has not been a major factor in the Company's business since inception.
There  can be no  assurances  that  this will  continue  if or when the  Company completes an acquisition or merger.

The Pollution Control Systems Division
--------------------------------------

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
-------------------

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
------------------------------------------

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
-----

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
-------

The Company generated revenue of $427,780 during the year, which was primarily from Myrtle Beach ISP operations. The Company has shown a current year loss of
($3,025,145), of which $1,407,338 resulted from compensation expense related to exercise of options granted as part of employment and consulting agreements.

Segment Data
------------

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

                                 Pollution       Internet       Eliminating     Consolidated
                                 Treatment      Technology      Adjustments        Total
                                -----------     -----------     -----------     -----------
  External revenue              $       -       $   427,780     $       -       $   427,780
                                ===========     ===========     ===========     ===========
  Intersegment revenue          $       -       $       -       $       -       $       -
                                ===========     ===========     ===========     ===========
  Interest expense, net         $    26,138     $    24,227     $       -       $    50,365
                                ===========     ===========     ===========     ===========
  Depreciation and
      amortization              $    38,641     $    57,672     $       -       $    96,313
                                ===========     ===========     ===========     ===========
  Loss from continuing
      operations                $(775,876)    $(1,870,990)    $       -       $(2,646,866)
  Loss from discontinued
      operations                        -        (378,279)            -        (378,279)
                                -----------     -----------     -----------     -----------
  Net loss                      $(775,876)    $(2,249,269)    $       -       $(3,025,145)
                                ===========     ===========     ===========     ===========

  Significant non-cash items -
    Employee and consultant
      compensation              $   307,400     $ 1,099,938     $       -       $ 1,407,338
    Loss on market
      investments                       -           229,816             -           229,816
    Loss on disposal of
      business segment                  -           312,687             -           312,687
                                -----------     -----------     -----------     -----------

                                $   307,400     $ 1,642,441     $       -       $ 1,949,841
                                ===========     ===========     ===========     ===========
    Acquisition of long-
      lived assets              $   236,250     $   393,635     $(236,250)    $   393,635
                                ===========     ===========     ===========     ===========

    Total assets                $ 3,844,277     $ 1,894,559     $(2,877,232)    $ 2,861,604
                                ===========     ===========     ===========     ===========

    Expenditures for long-
      lived assets              $   260,027     $ 1,576,317     $(236,250)    $ 1,600,094
                                ===========     ===========     ===========     ===========

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
-----------------------

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
                                                  =========

For the period December 31, 1999, the Company did not operate in the above segment.

Professional Fees
-----------------

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
---------------------

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

                                   601 N Ashley Drive, Suite 700 Tampa, FL 33602
                                                813 229-6300 / Fax: 813 229-0088
B2d Semago                                                         semagocpa.com
================================================================================
CPSs & Business Advisors                808-B NW 16 Avenue Gainesville, FL 32604
                                                352 375-2839 / Fax: 352 372-5931
                                                            churchillcpa@msn.com

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

/s/ B2d Semago
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

                                                          Director    Term
Name              Age     Title                           Since       Expires

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:  See Exhibit Index.
(b)      Reports on Form 8-K: The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2000.

                                  EXHIBIT INDEX

Exhibit                     Exhibit                                       Page
Number                     Description                                    Number
-------                    -----------                                    ------
3.1      Articles of Incorporation, as amended (1)
3.2      Bylaws (1)

4.1      Instruments defining the rights of holders (Refer to Exhibit 3)

9        Voting Trust Agreement (not applicable)

10       Material contracts
         10.1     Beach Access.Net, Inc., Stock Purchase Agreement (2)
         10.2     Alliance Computer Systems, LLC, Agreement for
                  Sale of Business Assets (2)
         10.3     Revcon Technologies Corp., Stock Purchase Agreement (2)
         10.4     Form of MidAmerica St. Louis Airport contract (3)
         10.5     Form of Interactive Internet Services
                  Agreement (3)
         10.6     National Sales Agreement (3)
         10.7     Letter of Intent (3)
         10.8     Active Participation Investor Special Services Agreement (3)
         10.9     Form of Harding Asset Funds Agreement (4)

11       Statement re: Computation of per share earnings (not applicable)

21       Subsidiary of the Registrant

24       Power of Attorney  (not applicable)
-----------------------------
(1)  Incorporated by reference to our Registration Statement on Form 10-SB filed
     February 3, 2000, file no. 0-29329
(2)  Incorporated by reference to our Registration Statement on Form 10-SB/A-2 filed October 13, 2000, file no. 0-29329
(3)  Incorporated by reference to our Registration Statement on Form 10-SB/A-3 filed March 30, 2001, file no. 0-29329.
(4)  Incorporated by reference to our Registration Statement on Form 10-SB/A-4 filed September 7, 2001, file no. 0-29329.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2001            BIFS TECHNOLOGIES CORP.

                               By: /s/ Alpha J. Keyser
                                   ----------------------------
                                   Alpha J. Keyser, President and
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Date: November 21, 2001        By: /s/ Alpha J. Keyser
                                   ---------------------------------
                                   Alpha J. Keyser, President and Director
                                   (Principal Financial and Accounting Officer)

Date: November 21, 2001        By: /s/ Thomas Cannon
                                   ---------------------------------
                                   Thomas Cannon, Director

Date: November 21, 2001        By: /s/ James A. Feiler
                                   ---------------------------------
                                   James A. Feiler, Director

