Form 10QSB/A
period 2001-06-30
BIFS TECHNOLOGIES CORP
filed 2001-12-10
CIK 1060967

                                  FORM 10-QSB\A

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

                         Commission file number: 0-29329

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

                             BIFS TECHNOLOGIES CORP.

                                      INDEX
                                                                        Page

PART I  - FINANCIAL INFORMATION: .........................................3

     ITEM 1.  FINANCIAL STATEMENTS .......................................3

              Consolidated Balance Sheet - June 30, 2001 .........F-1 - F-2

              Consolidated Statements of Operations for the
              Six Months and Three Months Ended June 30,
              2001 and 2000 ......................................F-3 - F-4

              Consolidated Statements of Cash Flows for the
              Six Months Ended June 30, 2001 and 2000 ............F-5 - F-6

SIGNATURES

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

     Since inception, the Company has financed its operations primarily through cash provided through various short- and long-term credit facilities and through the private sale of its common stock. The Company's management believes the source for additional capital going forward will be derived from internal revenues and earnings generated from the sale of its products and services. If the Company is unable to generate sufficient revenues from its products and services, management believes the Company will need to raise additional funds from the sale of equity or debt to meet its cash requirements.

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

                                          BIFS TECHNOLOGIES CORP.

Date: December 6, 2001                By: /s/ Alpha J. Keyser

                                          Alpha J. Keyser, President and CEO
                                          (Principal Executive Officer)