Form 10QSB/A
period 2001-06-30
BIFS TECHNOLOGIES CORP
filed 2002-04-17
CIK 1060967

                                 FORM 10-QSB\A2

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
     ------------------------------------------------------------------------
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

                             BIFS TECHNOLOGIES CORP.

                                      INDEX
                                                                                                          Page
PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS...................................................................... 3

                  Consolidated Balance Sheet _ June 30, 2001.........................................F-1 - F-2

                  Consolidated Statements of Operations for the Six Months
                  and Three Months Ended June 30, 2001 and 2000......................................F-3 - F-4
                  Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2001 and 2000.......................................................F-5 - F-6

         ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF

                        PART I - FINANCIAL INFORMATION

                         BIFS TECHNOLOGIES CORPORATION
                         -----------------------------

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

     Material commitments as of December 31, 2001 were $87,000 for the
Mid-America project. Funding for this commitment will be met through consignment of guaranteed contract through a financial institution.

     The previously reported commitments for build-out of the wireless system in
Myrtle Beach are no longer valid due to the fact that the component parts for the wireless system have failed to meet specifications and the purchase order has been cancelled. Therefore, the $400,000 commitment for this capital expenditure is no longer applicable.

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

     At March 29, 2002, the purchase of FireX2, Inc. has not closed.

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

                                              BIFS TECHNOLOGIES CORP.

Date: April 12, 2002                    By:   /s/ Alpha J. Keyser
                                              ----------------------------------
                                              Alpha J. Keyser, President and CEO
                                              (Principal Executive Officer)