Form 10QSB/A
period 2001-09-30
BIFS TECHNOLOGIES CORP
filed 2002-04-17
CIK 1060967

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

                             BIFS TECHNOLOGIES CORP.

                                      INDEX
                                                                        Page
PART I  - FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheet _ September 30, 2001 ...............1-2

          Consolidated Statements of Operations for the Nine Months
          and Three Months Ended September 30, 2001 and 2000 ............3-4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 2001 and 2000 .............................5-6

          Notes to Consolidated Financial Statements ...................7-10

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS .....................11-13

PART II  - OTHER INFORMATION:

                         BIFS TECHNOLOGIES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                  (Revised)

                         BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                    (Revised)

                                     ASSETS
                                     ------

CURRENT ASSETS

    Cash                                                             $     9,384
    Accounts receivable                                                   48,269
    Current portion of prepaid professional fees                         183,317
    Prepaid and other current assets                                      31,224
                                                                     -----------

        TOTAL CURRENT ASSETS                                             272,194
                                                                     -----------

FIXED ASSETS

    Contingent investment in joint venture                               787,650
    Wireless internet access system
        and equipment                                                    382,447
    Computer equipment                                                   386,759
    Other                                                                117,962
                                                                     -----------

                                                                       1,674,818
    Accumulated depreciation                                          (142,406)
                                                                     -----------

                                                                       1,532,412
                                                                     -----------

OTHER ASSETS

    Patent, net                                                           35,058
    Prepaid professional fees, less
        current portion                                                  134,898
    Goodwill, net                                                        701,103
    Advance to pre-acquisition company                                    25,000
    Other                                                                 40,312
                                                                     -----------

                                                                         936,371
                                                                     -----------

                                                                     $ 2,740,977
                                                                     ===========

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                   (Revised)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES

    Current portion of related party
        notes payable                                                $    34,675
    Accounts payable and accrued expenses                                659,798
                                                                     -----------

        TOTAL CURRENT LIABILITIES                                        694,473
                                                                     -----------

OTHER LIABILITIES

    Notes payable to majority stockholder                              1,609,999
    Other stockholder notes payable                                      348,900
    Related party notes payable,
        less current portion                                              95,073
                                                                     -----------

                                                                       2,053,972
                                                                     -----------

COMMITMENTS AND CONTINGENCIES                                             -
                                                                     -----------

STOCKHOLDERS' DEFICIT

    Common stock $.00001 par value,
        800,000,000 shares authorized,
        528,684,352 shares issued and
        528,184,352 shares outstanding                                     5,287
    Additional paid-in capital                                         7,175,892
    Deferred stock options                                            (283,669)
    Accumulated deficit                                               (6,894,978)
                                                                     -----------

                                                                           2,532

    Less treasury stock                                               (10,000)
                                                                     -----------

                                                                      (7,468)
                                                                     -----------

                                                                     $ 2,740,977
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
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                      ------- ----------------------------
(Revised)
                                                                                 Nine-months ended
                                                                             ----------------------------
                                                                          2001                    2000
                                                                      ----------              -----------
                                                                      (Unaudited)             (Unaudited)

REVENUES                                                             $   411,961             $   288,623

COST OF REVENUES                                                         609,153                 113,641
                                                                     -----------             -----------

GROSS PROFIT (LOSS)                                                   (197,192)                174,982
                                                                     -----------             -----------

OTHER EXPENSES

    General and administrative                                           356,007                 630,256
    Salaries and related expenses                                        437,365               1,059,438
    Professional fees                                                    569,100                 176,530
    Marketing                                                            168,531                  21,524
    Depreciation and amortization                                        234,676                 150,413
    Research and development                                             150,000                  17,775
    Interest                                                             131,161                  31,892
                                                                     -----------             -----------

                                                                       2,046,840               2,087,828
                                                                     -----------             -----------

NET LOSS FROM CONTINUING OPERATIONS                                   (2,244,032)             (1,912,846)
                                                                     -----------             -----------

DISCONTINUED OPERATIONS

    Loss from discontinued operations                                       -                 (163,220)
    Loss on disposal of discontinued
        operations                                                          -                 (210,349)
                                                                     -----------             -----------

                                                                            -                 (373,569)
                                                                     -----------             -----------

NET LOSS                                                             $(2,244,032)            $(2,286,415)
                                                                     ===========             ===========

LOSS PER COMMON SHARE

    Loss from continuing operations                                  $(     .004)            $(     .005)
                                                                     ===========             ===========
    Loss from discontinued operations                                $      -                $      -
                                                                     ===========             ===========
    Loss from disposal of discontinued
        operations                                                   $      -                $      -
                                                                     ===========             ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)                                      5,249,731               4,820,818
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
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                      ------- ----------------------------
(Revised)

                                                                                Three-months ended
                                                                            ----------------------------
                                                                         2001                    2000
                                                                     -----------             -----------
                                                                     (Unaudited)             (Unaudited)

REVENUES                                                              $   43,962             $   122,191

COST OF REVENUES                                                         166,853                  61,001
                                                                     -----------             -----------

GROSS PROFIT (LOSS)                                                   (122,891)                 61,190
                                                                     -----------             -----------

OTHER EXPENSES

    General and administrative                                           115,439                 559,832
    Salaries and related expenses                                        118,616                 300,130
    Professional fees                                                    128,549                  33,600
    Marketing                                                             41,637                    -
    Depreciation and amortization                                         82,218                  88,327
    Research and development                                             150,000                  17,775
    Interest                                                              50,891                   9,891
                                                                     -----------             -----------

                                                                         687,350               1,009,555
                                                                     -----------             -----------

NET LOSS FROM CONTINUING OPERATIONS                                   (810,241)             (948,365)
                                                                     -----------             -----------

DISCONTINUED OPERATIONS

    Recovery of loss from discontinued
        operations                                                          -                     67,500
    Loss on disposal of discontinued
        operations                                                          -                 (40,024)
                                                                     -----------             -----------

                                                                            -                     27,476
                                                                     -----------             -----------

NET LOSS                                                             $(810,241)            $(920,889)
                                                                     ===========             ===========

LOSS PER COMMON SHARE

    Loss from continuing operations                                  $(     .002)            $(     .002)
                                                                     ===========             ===========
    Loss from discontinued operations                                $      -                $      -
                                                                     ===========             ===========
    Loss from disposal of discontinued
        operations                                                   $      -                $      -
                                                                     ===========             ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)                                      5,273,039               5,171,405
                                                                     ===========             ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                           ---------------------------
(Revised)

                                                                           2001               2000
                                                                       -----------        -----------
                                                                       (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                                      $   395,861             $   261,729
   Cash paid for continuing operating
      expenses                                                        (2,132,772)             (740,865)
   Cash paid for discontinued operations                                    -                 (65,592)
   Interest                                                                 -                 (1,832)
                                                                     -----------             -----------

      Net cash used by operating activities                           (1,736,911)              (546,560)
                                                                     -----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Repayment of advances to related company                                 -                    447,910
   Purchase of fixed and other assets                                 (215,829)             (134,979)
                                                                     -----------             -----------

      Net cash used by investing
         activities                                                   (215,829)                312,931
                                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Net proceeds from related party
      notes payable                                                        9,000                    -
   Proceeds from sale of stock                                           610,322               1,125,362
   Proceeds from (repayment of) stockholder
      notes payable                                                      659,999              (16,366)
                                                                     -----------             -----------

      Net cash provided by financing activities                        1,279,321               1,108,996
                                                                     -----------             -----------

NET INCREASE IN CASH                                                  (673,419)                875,367

CASH, BEGINNING OF PERIOD                                                682,803                       6
                                                                     -----------             -----------

CASH, END OF PERIOD                                                  $     9,384             $   875,373
                                                                     ===========             ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                         - ----------------------------
(Revised)

                                                                           2001               2000
                                                                      -----------        -----------
                                                                        (Unaudited)        (Unaudited)

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                                             $(2,244,032)            $(2,286,415)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                                         234,676                 150,413
   Loss from disposal of discontinued
      operations                                                            -                    373,569
   Increase in accounts receivable                                   (16,100)             (26,894)
   Decrease (increase) in prepaid expenses
      and other assets                                                    58,763              (31,192)
   (Decrease) increase in accounts payable
      and accrued expenses                                           (27,215)                 46,752
   Decrease (increase) in other assets                                      -                 (1,150)
   Stock issued for services                                             233,750               1,268,607
   Contribution of accrued interest
      to paid-in capital                                                  23,247                  27,250
   Recovery of stock investment on
      subsidiary company                                                    -                 (67,500)
                                                                     -----------             -----------

CASH FLOWS FROM OPERATING ACTIVITIES                                 $(1,736,911)            $(546,560)
                                                                     ===========             ===========

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                                                $    23,247             $    27,250
                                                                     ===========             ===========

ISSUE OF STOCK FOR ACQUISITION OF
   AND INVESTMENT IN SUBSIDIARY COMPANY                              $      -                $ 1,741,542
                                                                     ===========             ===========

ISSUE OF STOCK FOR SERVICES                                          $   233,750             $      -
                                                                     ===========             ============

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
(Revised)

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

Operating results for the three month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2001. For further information, refer to the December 31, 2000, financial statements and footnotes included in the Company's annual filing with the Securities and Exchange Commission.

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
(Revised)

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

During the three month period ended September 30, 2001, the Company advanced
$25,000 to FireX2.

During the quarter ended September 30, 2001, the Company entered into negotiations with a company to co-market, share, co-develop and distribute technologies. Preliminary terms of the arrangement were that the Company would contribute assets from its emerging technologies segment to a joint venture entity. The contribution of emerging technologies assets would be 50% matched, in cash, by the joint venture partner.

At September 30, 2001, the Company reclassified certain emerging technology fixed assets for contribution to the joint venture. These assets, amounting to
$787,650, were recorded as a contingent investment in joint venture in the accompanying financial statements. Management recorded this investment in anticipation of joint venture documents being executed and the joint venture partner funding its contribution.

Subsequent to September 30, 2001, the joint venture partner was unable to obtain the necessary funding and joint venture documents were not executed. Emerging technology assets recorded as contingent investment in joint venture at
September 30, 2001, were subsequently reclassified to operating fixed assets.

NOTE D - PROFESSIONAL FEES

In February 2001, the Company issued 1,000,000 shares of restricted common stock for consulting services. The consulting agreement is for a three year period.
The stock issued for these services, which was valued at $233,750, was recorded at the stock's average simple traded value over a defined period less a 15%
discount because of its restricted nature. Prepaid professional services was recorded in conjunction with this transaction and will be amortized over the life of the consulting agreement. For the nine months ended September 30, 2001, amortization of this consulting agreement amounted to $47,285.

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
                                    (Revised)

NOTE F - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and government operations. Currently, the operating segments are the emerging technologies and government operations groups. For the nine months ended September 30, 2001, information on reportable segments is as follows:

                                           Environmental        Emerging                Government
                                             services          technologies             operations                 Total
                                             ---------           ----------            -------------           -------------

Nine months ended
 September 30, 2001:

 External revenue                              $    -                $   245,879               $ 166,082          $   411,961
                                               =========             ===========               =========          ===========

 Intersegment revenue                          $    -                $      -                  $    -             $      -
                                               =========             ===========               =========          ===========

 Loss from continuing
   operations                                  $(986,247)            $(1,181,605)              $(76,180)         $(2,244,032)

 Loss from discontinued
   operations                                      -                        -                        -                   -
                                               ---------             -----------             -----------          -----------
                                                                                                     -
                                               $(986,247)            $(1,181,605)              $(76,180)         $(2,244,032)
                                               =========             ===========               =========          ===========

Nine months ended
 September 31, 2000:

 External revenue                               $    -               $   288,623               $    -             $   288,623
                                               =========               =========              ==========            =========

  Intersegment revenue                          $    -               $      -                  $    -             $      -
                                               =========               =========              ==========            =========

  Loss from continuing
    operations                                 $(448,322)            $(1,464,524)              $    -             $(1,912,846)

  Loss from discontinued
    operations                                      -                 (373,569)              $    -              (373,569)
                                               ---------              ----------              ----------           ----------

                                               $(448,322)            $(1,838,093)              $    -             $(2,286,415)
                                               =========             ===========             ===========          ===========

Since December 31, 2000, the Company has added the operations of the government operations segment. This segment was added on January 26, 2001. As of September
30, 2001, total assets of the government operations segment were $8,917.

NOTE G - OTHER COMMITMENTS AND CONTINGENCIES

In connection with development and construction of the wireless internet access system, the Company has committed to purchase approximately $1,200,000 in component parts used in the system. Through September 30, 2001, the Company has received and recorded approximately $800,000 toward this purchase.

In November 2000, the Company signed a contract for deicer disposal services at
Mid-America St. Louis Airport. Based on Company estimates, approximately $87,000 will be required to acquire and install the necessary equipment. Through
September 30, 2001, there have been no costs incurred for equipment or installation.
                                       -9-

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                    (Revised)

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

The Company is involved as a defendant in several other lawsuits. At September
30, 2001, and through March 29, 2002, management does not anticipate any material financial impact on the Company in the event the lawsuits are unfavorably settled.

NOTE I - RELATED PARTY ACTIVITY

The Company is related through its majority shareholder and other shareholders to a company that provides research and development services. These shareholders own a minority interest in this related company.

During the period ended September 30, 2001, the Company paid this company
$150,000 to assist in developing an emerging technology product.

In the accompanying financial statements, research and development costs of
$150,000 were recorded in connection with this transaction. At September 30,
2001, amounts due this related company amounted to $150,000 which is recorded in accounts payable and accrued expenses in the accompanying financial statements.

NOTE J - OPERATING RESULTS

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and fund planned capital improvements.

Management is attempting to obtain funds to support continuing operations and fund capital improvements. At September 30, 2001, and subsequently, management is negotiating with funding sources to meet its projected needs. Management is confident they will be successful in their negotiations and will obtain the necessary funding. Through March 29, 2002, additional funding to support operations and capital improvements has not been obtained.

NOTE K - RESTATEMENT

Subsequent to September 30, 2001, the Company became aware of several errors in the recording of certain transactions as reported in the original Form 10-QSB for the quarter ended September 30, 2001.

The errors are as follows:

- A transaction involving a disposition of Company fixed assets intended to be treated as a contingent investment in a joint venture was erroneously recorded as a sale of inventory to the joint venture partner and reported as current operating revenues;

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2001
                               ------------------
                                    (Revised)

NOTE K - RESTATEMENT (continued)

- Amortization expenses were incorrectly recorded;

- Contributed capital was understated for contributed interest accruing on shareholder notes payable;

- Product development costs and amounts due a related company were not recorded.

Summarized financial information illustrating the restatement on the Company's financial statements is as follows:

                                                                                Nine months ended
                                                                                September 30, 2001
                                                                            ---------------------------
                                                                   As originally
                                                                     reported               As restated
                                                                   -------------           -------------

Financial position -

   Assets                                                            $ 3,043,033             $ 2,740,977
                                                                     ===========             ===========
   Stockholder's equity (deficit)                                    $   215,934             $(7,468)
                                                                     ===========             ===========

Results of operations -

   Revenues                                                          $ 1,199,372             $   411,961
                                                                     ===========             ===========

   Cost of revenues                                                  $ 1,396,802             $   609,153
                                                                     ===========             ===========

   Other operating expenses                                          $ 1,786,391             $ 2,046,840
                                                                     ===========             ===========

   Net loss                                                          $(1,983,821)            $(2,244,032)
                                                                     ===========             ===========

   Loss per common share                                             $(     .004)            $(     .004)
                                                                     ===========             ===========

                                                                               Three months ended
                                                                               September 30, 2001
                                                                             ---------------------------

                                                                   As originally
                                                                     reported               As restated
                                                                   -------------           -------------

Results of operations -
Revenues                                                             $   831,373             $    43,962
                                                                     ===========             ===========

Cost of revenues                                                     $   954,502             $   166,853
                                                                     ===========             ===========

Other operating expenses                                             $   426,903             $   687,350
                                                                     ===========             ===========

Net loss                                                             $(550,032)            $(810,241)
                                                                     ===========             ===========

Loss per common share                                                $(     .001)            $(     .002)
                                                                     ===========             ===========

The restatement described above has no effect on the Company's financial position and operating results on or before December 31, 2000.

BIFS TECHNOLOGIES CORPORATION
(formerly Biofiltration Systems, Inc.)

Period-Type                                                             9-Months
Fiscal year end                                                December 31, 2001
Period start                                                     January 1, 2001
Period end                                                    September 30, 2001
Cash                                                                       9,384
Securities                                                                     0
Receivables                                                               48,269
Allowances                                                                     0
Inventory                                                                      0
Current assets                                                           272,194
PP&E                                                                   1,674,818
Depreciation                                                            (142,406)
Total assets                                                           2,740,977
Current liabilities                                                      694,473
Bonds                                                                          0
Preferred mandatory                                                            0
Preferred                                                                      0
Common                                                                     5,287
Other - SE                                                               (12,755)
Total liability and equity                                             2,740,977
Sales                                                                    411,961
Total revenues                                                           411,961
CGS                                                                      609,153
Total costs                                                            1,915,679
Other expenses                                                                 0
Loss provision                                                                 0
Interest expense                                                         131,161
Income pretax                                                         (2,244,032)
Income tax                                                                     0
Income continued                                                      (2,244,032)
Discontinued                                                                   0
Extraordinary                                                                  0
Changes                                                                        0
Net income                                                            (2,244,032)
EPS basic                                                                  (.004)
EPS diluted                                                                    0

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2001 and 2000

     Net sales for the nine months ended September 30, 2001 increased 43% to
$411,961 from $288,623 during the same period the prior year. Net sales increased primarily as a result of its acquisition of GPS Integrators, Inc.

     Cost of sales for the nine months ended September 30, 2001 increased 436%
to $609,153 from $113,641 during the same period the prior year. The increase is primarily due to the increase in net sales and the GPS Integrators, Inc.
purchase and additional cost of sales incurred in the Myrtle Beach operations.

     General and administrative expenses for the nine months ended September 30,
2001 decreased (44)% to $356,007 from $630,256 in the same period during the prior year primarily due to various cost controls in these areas.

     Salaries and related expenses for the nine months ended September 30, 2001 decreased (59)% to $437,365 from $1,059,438 during the same period the prior year. This decrease is primarily due to the former owner and employees of the
Myrtle Beach operation receiving stock bonuses and other incentives during the prior period last year.

     Professional fees for the nine months ended September 30, 2001 increased
222% to $569,100 from $176,530 during the same period the prior year. This increase is primarily due to technical consulting fees for various new ventures and professional fees related to due diligence matters.

     Marketing costs for the nine months ended September 30, 2001 increased 683%
to $168,531 from $21,524 in the same period during the prior year primarily due to increases in selling and marketing costs associated with its expansion of the
Myrtle Beach operation.

     Depreciation and amortization expenses for nine months ended September 30,
2001 increased 56% to $234,676 from $150,413 for the same period during the prior year due to 2001 was a full year of depreciation and amortization versus a partial year in 2000.

     Research and development costs for nine months ended September 30, 2001 increased 743% to $150,000 from $17,775 for the same period the prior year due to technological development costs incurred for the TV+Internet™ System.

     Net interest expense for nine months ended September 30, 2001 increased
311% to $131,161 from $31,892 for the same period the prior year. The increase results primarily from the Company's additional debt for working capital, acquisitions and fixed assets.

     Losses from discontinued operations and disposal of discontinued operations for nine months ended September 30, 2001 decreased to $0 from $(373,569) for the same period the prior year. The decrease results primarily from Managements'
decision in early July 2000 to discontinue and dispose of certain measurable portions of its internet technology segment (PC Wholesale and Knight Design).

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 2001 the Company had a net loss of $(2,244,032) compared to $(2,286,415) in the prior year. Cash used by operating activities of continuing operations was $(1,736,911) during the nine months ended September 30, 2001 compared to $(480,968) in the prior year. The
Company had deficit working capital of $422,279 at September 30, 2001 compared to $10,985 in the prior year. The increase in cash used by operating activities of continuing operations during the nine months ended September 30, 2001 compared to the same period the prior year was primarily due to it's Myrtle
Beach operation. Investing activities used $(215,829) during nine months ended
September 30, 2001 compared to providing $312,931 during the same period the prior year. The decrease resulted primarily from an increase in capital improvements to its wireless (SWOMI) systems in the Myrtle Beach area and repayment of advances to related company in the prior year.

     Financing activities generated $1,279,321 during the nine months ended
September 30, 2001 compared to $1,108,996 during the same period the prior year.
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

     During the three month period ended September 30, 2001, the Company advanced $25,000 to FireX2.

     During the quarter ended September 30, 2001, the Company entered into negotiations with a company to co-market, share, co-develop and distribute technologies. Preliminary terms of the arrangement were that the Company would contribute assets from its emerging technologies segment to a joint venture entity. The contribution of emerging technologies assets would be 50% matched, in cash, by the joint venture partner.

     At September 30, 2001, the Company reclassified certain emerging technology fixed assets for contribution to the joint venture. These assets, amounting to
$787,650, were recorded as a contingent investment in joint venture in the accompanying financial statements. Management recorded this investment in anticipation of joint venture documents being executed and the joint venture partner funding its contribution.

     Subsequent to September 30, 2001, the joint venture partner was unable to obtain the necessary funding and joint venture documents were not executed.
Emerging technology assets recorded as contingent investment in joint venture at
September 30, 2001, were subsequently reclassified to operating fixed assets.

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