Form 10KSB
period 2001-12-31
BIFS TECHNOLOGIES CORP
filed 2002-04-23
CIK 1060967

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         Commission File Number 0-29329

                         BIFS TECHNOLOGIES CORPORATION

             FLORIDA                                            65-0382549
 ------------------------------                           ----------------------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification Number)

  2075 Fruitville Road, Suite 200, Sarasota, Florida               34237
  -----------------------------------------                     -----------
  (Address of principal executive offices)                     (Zip Code)

  Company's telephone number, including area code:         (941) 343-9300

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
[ ]

The Company's revenues for fiscal year 2001 were $510,769.

As of December 31, 2001 the Company had a total of 537,466,852 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

No documents have been incorporated by reference.

                                                                           Page
                                                                          ------

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS.........................................19

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION  PLAN OF OPERATION.............................20

         ITEM 7.  FINANCIAL STATEMENTS........................................25

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................25

PART III......................................................................27

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS:  COMPLIANCE WITH SECTION
                  16(a) OF THE EXCHANGE ACT...................................27

         ITEM 10. EXECUTIVE COMPENSATION......................................29

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.......................................29

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS................................................30
         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................31

                                      -ii-

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
CREATE, SUSTAIN, MANAGE OR FORECAST ITS GROWTH; ITS ABILITY TO ATTRACT AND
RETAIN KEY PERSONNEL; ITS ABILITY TO PROTECT TECHNOLOGY; CHANGES IN ITS BUSINESS
STRATEGY OR DEVELOPMENT PLANS; COMPETITION; DEMOGRAPHIC CHANGES; BUSINESS
DISRUPTIONS; ADVERSE PUBLICITY; AND INTERNATIONAL, NATIONAL AND LOCAL GENERAL
ECONOMIC AND MARKET CONDITIONS.

                                      -iii-

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

BIFS Technologies Corporation (f/k/a Biofiltration Systems, Inc.), hereinafter referred to as the "Company," was incorporated on December 17, 1992, as a "C"
corporation under the laws of the state of Florida. The Company is authorized to issue 800,000,000 shares of its common stock, $.00001 par value per share. As of
December 31, 2001, the Company has 537,966,852 shares issued and 537,466,852 outstanding. The Company is currently traded on the National Daily Quotation
Bureau Pink Sheets and intends to become listed on the OTC Bulletin Board as soon as all listing requirements are met.

The Company currently operates three reporting segments. Environmental Services,
Emerging Technologies and Governmental Operations. The Company began with only the Pollution Control Systems Group (now Environmental Services) in 1992.

The Company has recognized the need to expand its management capabilities. In an effort to consolidate the executive level management functions and to establish an organizational platform that provides for the achievement of its existing and planned business objectives, the Company reorganized its Biofiltration and Beach
Access.Net subdivisions into a functional reporting structure. The new corporate structure contains an Administrative Services Division, an Environmental
Services Division, an Emerging Technologies Division, and a Governmental
Operations Division and centralizes these functions under the corporate headquarters in Sarasota, Florida.

As of December 31, 2001, the Company had an aggregate of 10 full time employees in all divisions set forth herein.

The Company's Environmental products will be distributed through the
Environmental Services Division. Technological and Internet products will be distributed through the Emerging Technologies Division, which is also responsible for Research and Development. Governmental Operations Division is
responsible for GPS Integrators products and government contracting. The
Administrative Services Division is responsible for corporate accounting, finance, investor relations, and support of corporate management activities.

                                     A. Environmental Services

1. Summary of Operations:

The Environmental Services' primary product is a patented pollution control system. The bio-remediation technology of the system allowed the Company to enter into the business of marketing modular biofiltration systems for the treatment of a variety of waste waters, including aircraft deicing and anti-icing fluids. The biofilter or biofiltration process provides a means of filtering and simultaneously destroying waste components in a liquid or air stream by entrapped micro organisms on the filter media. The micro organisms are responsible for the destruction of waste chemicals and cleaning of the fluid.
The Company offers its biofiltration system under its Patent number 5,205,935, which was issued on April 27, 1993. The Patent covers part of the bioremediation technology the Company intends to utilize in its operations. The Company sells and designs modular biofiltration systems manufactured by outside sources and markets these systems to various industries.

2. Principle Product

a. Description: Fixed Film Bioreactor

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

The biofiltration system is an apparatus capable of:

- Biological destruction of the hazardous substances.
- Simple, low cost operation for application on site for the biodegradation of these substances.
- High rates of destruction of the substance.
- Being modular and portable so that it may be simply relocated from site to site
- Utilizing either anaerobic or aerobic microorganism cultures for the rapid destruction of these substances.

The combination anaerobic / aerobic treatment system is designed to treat wastewater containing organic materials that are food for anaerobic or aerobic bacteria.

b. Background

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

Bioremediation technology has been available for several years

c. Patent and Trademark:

The Patent was acquired from AAA Environmental, Inc. on May 15, 1995 for the sum of $470,000. The Patent has a useful life of seventeen years from the April 27,
1993 Date of Patent. Payment was in the form of a Note Payable to AAA
Environmental for $470,000. AAA Environmental stock is 100% owned by the majority shareholders of the Company.

The Company had previously recorded the cost of the Patent at $470,000. This cost was reduced to $61,073, which reflects the related company's amortized cost, and is being amortized over its useful life. The difference in recorded value and its cost has been charged to additional paid-in capital. The Patent value adjustmentent was made to comply with regulatory requirements.

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

3. Federal Regulations

a. Airport Deicing:

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

The Company has been awarded one contract to treat aircraft deicing and anti-icing fluids for MidAmerica Airport, St. Louis. As of December 31, 2001,
revenues of $60,095 have been realized by the Company from this agreement.

4. Manufacturing

The Company does not intend to manufacture any of the products it sells.
However, the Company will recommend the best configuration of its products for its customers. All manufacturing is subcontracted, but to the Company's rigid specifications. This gives the Company the flexibility to keep manufacturing costs under control.
                                      -4-

Under the direct supervision of the Company's Environmental Services Division
Technical Director, specialized erection companies will assemble the larger bioreactors on-site. These erection companies are familiar with the installation of above-ground storage tanks and will be contracted at the locale where the biofiltration system is being installed. The Company currently has no contracts with erection companies at this time. The Company's control panels will be purchased from original equipment manufacturers and will be installed by Company personnel. Packing media will be shipped directly to the site and installed on-site.

Although the Company will not manufacture its own products, it will perform supervision of assembly, redesigning, testing and servicing. Some of the benefits of this strategy are:

- Decrease in working capital required to conduct business
- Ability to increase capacity quickly with reduced capital costs
- Increased overall flexibility

5. Sales and Marketing Strategy

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

A professional exhibit will be designed and built for use at various conferences and trade shows. This information exhibit will focus on the mechanics of the biofiltration system, the problems the system resolves, and the benefits and savings that result from the use of the system. Current industry articles, published research papers and other information discussing the industry, bioremediation solutions and the Company are available.

Promotional materials such as brochures, CD-ROM, and an Internet web page are currently available for distribution by all sales staff.

6. The Market and Product Distribution

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

7. Uncertainties

While the trend toward stricter enforcement of the Clean Water Act and other environmental and governmental regulations appears to be firmly in place, a change in policy or commitment could happen at any time. This change may occur because of an election, changing administrations, change in agency directors or a court ruling.

                                     B. Emerging Technologies

1. Summary of Operations

For many years, the Company had been searching for the best method of monitoring remote production facilities. The Company was looking for a method that would utilize current communications technology, would be scalable and would be inexpensive. On April 1, 2000, the Company completed a major goal of expanding its technology capability through the acquisition of Beach Access.Net, Inc.
(Beach Access), an Internet Service Provider (ISP) and developer of a new wireless Internet access capability. SWOMI is a wireless system which, when connected to the biofiltration system control/monitoring equipment and the
Internet, can be used to remotely control and monitor the operation of the biofiltration system. Beach Access subsequently acquired additional companies and assets, expanding its ISP capacity, wireless systems technology, network and computer installation and repair and software and database development capability.
                                      -6-

The division continues to operate an ISP and wireless technology in the Myrtle
Beach, SC area.

Also the responsibility of the division to monitor technology advancements in the ISP and high speed wireless technology arenas.

2. Principal Products

Products and services offered by the Emerging Technologies division center around the operation and delivery of ISP services. The company operated its own
ISP, Beach Access.net, Inc., and provides the service through standard telephone line dial-up, DSL and high speed wireless technology. The division has also developed a working prototype of a "last mile" solution to the delivery of high speed internet connectivity using an existing television signal. This technology has been named TV+Internet™

a. Internet Service Provider

ISP services have been available since the purchase of Beach Access in 2000. The service provides local dial-up telephone numbers for the Myrtle Beach area in
Horry and Georgetown Counties, SC.

b. SWOMI™

i. Description

The division is marketing high speed wireless technology under the trade name of
SWOMI™, Seamless Wireless Omni-directional Mobile Internet. SWOMI™ offers the user true roaming capability within the SWOMI™ system with access speeds of
2Mbps, the same as a direct connection to a T-1. The SWOMI™ system incorporates
Beach Access ISP assets and allows customers to link their computers, at T-1 access speeds, for video, audio or data transmission on the Internet using a patented roaming technology. The primary differentiating factors between SWOMI and other wireless products is its 'seek and Switch" capability. This proprietary seek and switch feature facilitates a seamless roaming capability as customers move about the service area. The system was designed to provide built-in signal management and automatically switches from one cell to another as the system detects variances in the signal strength or as the user moves in and out of coverage zones. This unique feature allows customers to remain connected to the Internet or to leave the network and automatically reconnect upon their return. The high-speed throughput of SWOMI makes it possible for users to not only browse the Web, but to execute more advanced applications including rapid file transfers and Internet telephony. The engineering scheme of the SWOMI network makes it possible for users on the system to achieve throughput levels at T1 speeds, as the system balances the demands for multiple user connectivity and simultaneous access. More simply stated, the SWOMI™
technology:

- Uses patented firmware to provide 2Mbps Internet access speeds.
- Uses hardware, which costs less than $250 per unit.
- Uses towers, which cost less than $30,000 to erect.
- Allows total user mobility within the network using laptop PCs or other portable devices.
- Has an automatic seek and switch feature (similar to cell phone technology)
  that maintains the connection while users move from one cell to another.
- Has automatic switching - does not require any user resetting of the equipment.

ii. Background

For purposes of clarity, the following terms have been defined:

- CONNECTIVITY is a provision for a signal to propagate from one point to another, such as from one circuit, line, subassembly, or component to another

- THROUGHPUT is the number of bits, characters, or blocks passing through a data communication system, or portion of that system. Throughput is expressed in data units per period of time.

- T1 SPEEDS is the generic designator for any of several digitally multiplexed telecommunications carrier systems. The designators for T-carrier in the North
American digital hierarchy correspond to the designators from the digital signal
(DS) level hierarchy. T-carrier systems were originally designed to transmit digitized voice signals. Currently applications also include digital data transmission. The North American hierarchy is based on multiplexing 24 voice-frequency channels and multiples thereof.

- INTERNET TELEPHONY is the use of the Internet to carry voice content.

There are two primary applications for the product, backbone applications
(point-to-point) and campus environment applications (point-to-multi-point). The division installed a prototype backbone system in the Myrtle Beach, South
Carolina area. On December 1, 2000, the SWOMI high-speed wireless network went online and operational in Myrtle Beach, South Carolina. The system focus" on supplying high speed connectivity to select hotels and resorts. The system is available to customers at 17 hotels and resorts in the Myrtle Beach, South
Carolina area.
                                      -8-

The division also installed SWOM™ in a campus environment at BIFS corporate headquarters in Sarasota, FL. Desktop and laptop computers as well as printers are successfully operating on SWOMI™ via an on-site T-1 connection.

iii. Patent & Trademark

The provider of the patented firmware is OTC Telecom, a California based company. The Company's relationship with OTC Telecom is one of a purchaser (the
Company) and supplier (OTC). As stated above, the Company has a "proprietary right" because of its SWOMI system being trademarked utilizing the patented firmware supplied by OTC.

As indicated throughout this document, the mark 'SWOMI™" is a trademark of the company.

b. TV+ Internet™

The TV+ Internet service is being made available to customers throughout the country and in selected parts of the world to support their needs for high speed wireless Internet access and is made possible through a strategic partnership between local television broadcasting stations and BIFS Technologies
Corporation. This unique service makes it possible for customers to receive
Internet data directly through their local television broadcasts and provides users with a cost effective alternative to traditional Internet services. Local television stations have been in the business of providing wireless broadcasting services to their customers for decades in the form of one way TV programming and the addition of the new TV+Internet™ system now makes it possible for these broadcasters to offer viewers with a new and valuable service.

i. Description

TV+Internet™ uses advanced digital television technology (DTV) and embeds
Internet data packets within the normal transmission signals of the local TV station to provide down channel Internet access to customers in even hard to reach areas of the country. Using a proprietary data transmission protocol,
TV+Internet™ can be accessed by customers using a special antenna adapter that connects directly to the client computer to receive the down channel Internet data traffic. The receiver separates the Internet data from the normal television transmissions and routes the signal to your computer.

To complete the communications loop, TV+ Internet provides customers with a standard modem return that connects the user to the station's communications center.

ii. Background

Dial up modem services have long been the main stay of connectivity provided to those rural and suburban residential communities that exist outside of major metropolitan areas of the country. Full scale broadband infrastructure rollouts to the non urban communities of the world is not only cost prohibitive over the short, but is strategically undesirable because of the presumption that technology will surpass current practices and render these expensive hardwired system obsolete within ten years. Cellular technology, which is currently the only viable option for providing wide area coverage is too slow to handle all the down channel volume of today's Internet traffic. Although cellular technology is fine for a majority of the up channel client-server communication
(except two way video) most Internet environments are delivering extremely large volumes of down channel data traffic and the combination of limited bandwidth along with large packets bit streams renders this option impractical for providing mass coverage. Unlicensed bandwidth alternatives like those provided through 802.11b technology do not have either the penetration or distance requirements necessary to support a citywide or regional rollout plan. They also can be adversely effected by competition in the area and by other companies who elect to broadcast over the same unlicensed frequency. The TV+ Internet™
system overcomes these impediments and facilitates the building a cost effective wireless Internet system by eliminating the need for companies to compete for bandwidth in the auction environment imposed by the FCC and Congress that typically results in a successful bid price exceeding 1 billion dollars for sufficient bandwidth to support a communications architecture.

The TV+ Internet™ system eliminates the need for the deployment of expensive hardwired infrastructures that are normally associated with a citywide or regional rollout of broadband services. No "last mile" connectivity products are required with TV+ Internet. TV+ Internet™ equipment costs are much lower by comparison to traditional cable or fiber optic infrastructures. Because of the fact that TV+ Internet™ uses a DTV transmitter concept, along with specialized conversion equipment, the cost of infrastructure deployment is relatively static and is far less expensive than traditional cable or fiber based systems.

Patents & Trademarks

TV+Internet™ uses a proprietary data transmission protocol that embeds internet data packets within the normal DTV signal transmitted by the local TV station.

As marked throughout this document, the mark "TV+Internet™" is trademark protected.

3. Government Regulation

In addition to the Resource Conservation and Recovery Act, the Clean Water Act
and The Environmental Protection Agency regulations , the Company now also comes under the jurisdiction of the Federal Communications Commission (FCC). Since the
Technology Group uses radio frequencies to carry information among the users, towers and the ISP, the Group must comply with FCC rules and regulations. A major factor is that the FCC regulates which frequencies may be used and the power transmitted on each frequency.

4. Manufacturing

The division does not foresee direct involvement in the manufacturing of the equipment used in it's products or services. Contracted services will be used for the manufacture of the SWOMI™ and TV+Internet™ hardware and for construction of towers. Division staff will monitor product quality, working closely with the manufacturer and will manage and monitor system implementation and on-going operations.

5. Sales and Marketing Strategy

To utilize internal marketing agents, contracted sales agent and external resellers to promote and market products. Utilize marketing tools such as email, the internet, brochures, mailings, and trade and industry show participation.

6. The Market and Product Distribution

SWOMI and Internet access products are distributed through the Myrtle Beach operation. Focus for these product are the business and industrial markets, while expanding the existing hospitality market. TV+Internet™ services are marketed to television broadcasters initially as a source of revenue for the stations. The product is distributed to the end-user through the broadcasting source.

7. Uncertainties

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

                                     C. Governmental Operations

1. Summary of Operations

Market all products and services to state and federal government agencies including various military organizations, airport and port authorities and to evaluate acquisition candidates that expanded product offerings, but also augment the Company's management capability.

On January 26, 2001, the Company acquired 55% of the common stock of GPS
Integrators, Inc. (GPS), a Texas corporation. GPS provides the equipment and software associated with a proprietary ice monitoring system used on airport runways. GPS is an example of a synergistic acquisition to augment the contacts and services offered by the Company. Subsequent to the acquisition, GPS was awarded a service contract at Scott AFB, which is co-located with Mid America
Airport. In addition to the ice monitoring product line, GPS is developing a state-of-the-art airport information system. This system expands on the technology developed for the existing product line by incorporating facilities management, GPS tracking of aircraft, vehicles and personnel on airport property and high-speed Internet connectivity among airport operations.

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

- GPS commenced operations in early 2000. In 2000, GPS was awarded a
$3,152,560 sole source contract by the U.S. Air Force. Through December 31,
2001, GPS has realized approximately $2,256,890 in revenues from this contract.
Approximately $895,670 remains available on this contract.

2. Principle Products

The division, in addition to it's responsibilities to market all company products and services, has two principle products, WinterOpsPro and
SummerOpsPro. WinterOpsPro is a revised and expanded version of GPS' Snow and
Ice Control Pro (SNIC) system. SummerOpsPro was developed as an engineering and maintenance service addition to the WinterOpsPro equipment.

a. WinterOpsPro

Description

WinterOpsPro has six modules: Snow and Ice Control Pro, Advanced Runway
Condition Reporting and Measurement (ARCCAM), Equipment Collision Avoidance
Module, Snow Removal Monitor, Advanced Winter Operations Center (AWOC) and
Precision Snow Removal System. The system will integrate with existing devices and systems already being used by the airfield.

Overall, the system will monitor weather conditions, reduce the use of deicing and anti-icing chemicals, labor and equipment while maintaining safe operating conditions during winter storm events.

Background
WinterOpsPro is an expanded version of the original SNIC system developed by
GPS. The SNIC system is currently being used at thirteen USAF bases around the world.

Patent and Trademark

There are no patents or trademarks existing or applied for regarding
WinterOpsPro. The equipment and software used for WinterOpsPro may be patent, trademark or otherwise protected by the respective manufacturers. The equipment and software assembly and use for the specific purpose of WinterOpsPro is considered to be proprietary information.

b SummerOpsPro

Description

SummerOpsPro was designed to be an additional module to WinterOpsPro or as a stand alone engineering and maintenance assessment system. The system is composed of Maintenance Reporting Module, Advanced Positioning Module, Automatic
Vehicle Location Module (AVL), Runway Incursion Prevention System (RIPS), Driver
Enhanced Vision System (DEVS) and Streaming Video System.

These modules are integrated to provide the user with the tools needed to perform engineering and maintenance work at an airfield with a degree of safety and efficiency previously unachievable.

Background SummerOpsPro was initially designed as an additional module to
WinterOpsPro that would make the investment in WinterOpsPro usable year-round for engineering and maintenance evaluation.

SummerOpsPro was deployed and tested at Scott AFB under the USAF Management &
Equipment Evaluation Program ("MEEP"). The testing and exit interview portion of the program has been completed successfully. The final report and recommendations by the USAF will be published by MEEP personnel in the near future.

Patent and Trademark

There are no patents or trademarks existing or applied for regarding
SummerOpsPro. The equipment and software used for SummerOpsPro may be patent, trademark or otherwise protected by the respective manufacturers. The equipment and software assembly and use for the specific purpose of SummerOpsPro is considered to be proprietary information.

3. Federal Regulations

The FCC regulations will govern any wireless data transmissions from the field equipment to centralized monitoring areas. The access and security regulations as established by each project facility, particularly military facilities, will govern access to specific project locations.

4. Manufacturing

The division does not foresee direct involvement in the manufacturing of the equipment used in its products or services. Division staff will monitor product quality, working closely with the manufacturer and will manage and monitor system implementation and on-going operations.

5. Marketing and Sales Strategy

The division intends to expand through use of the existing USAF contract, remarketing of SummerOpsPro to facilities which currently operate SNIC and through new government contracts. Commercial airports will also be identified as sales targets. Additional independent commissioned sales representatives will be used as needed.

6. Sales and Distribution

For this division, the distribution through government contracts and several independent commissioned sales representatives.

7. Uncertainties

In the rapidly changing environment of the high-tech sector, a new invention or application may be developed which could make the Company's biofiltration system technology obsolete. The Company cannot guarantee that forecast revenues will occur or that competition or factors outside its control will not create adverse operating conditions for the Company.

ITEM 2. DESCRIPTION OF PROPERTY

The Company maintains its principal business operations at 2075 Fruitville Road,
Suite 200, Sarasota, Florida 34237. The Companys telephone number is (941)
343-9300. The Company does not own any property. The Company maintains two offices, one is the corporate address listed above, and the other is in South
Carolina for Emerging Technologies at 600 Azalea Drive N., Surfside Beach, SC
29575. The phone number is (843) 232-9009. All facilities are leased.

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

On December 20, 2000, the Company instituted legal action to void the employment contract and issuance of the 12,000,000 option shares. This case was filed in
South Carolina State Court, the Court of Common Pleas, Fifteenth Judicial
Circuit. The proceeding began on December 20, 2000. The principal parties are
BIFS Technologies Corporation (BIFS) and Jasper Knabb (Knabb). BIFS alleged that
Knabb had misrepresented his ownership of BeachAccess. BIFS sought to rescind the employment contract and recover the salary and stock options paid to Knabb.
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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock is currently quoted on the National Daily Quotation Bureau Pink
Sheets operated by The NASDAQ Stock Market, Inc. under the symbol "BIFT". The following table sets forth the high and low last sale prices for the common stock for each fiscal quarter, or interim period, in which the common stock has been publicly traded. These prices do not reflect retail mark-ups, markdowns or commissions and may not represent actual transactions.

Quarter Ended                                      Low             High
------------------------------------------- ----------------- ----------------
March 31, 2000                                   $0.007           $0.200
June 30, 2000                                    $0.047           $0.469
September 30, 2000                               $0.205           $2.000
December 31, 2000                                $0.048           $0.070
March 31, 2001                                   $0.115           $0.280
June 30, 2001                                    $0.070           $0.180
September 30, 2001                               $0.020           $0.130
December 31, 2001                                $0.031           $0.092

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

Since its inception, the Company has not paid cash dividends on its common stock. It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payments of cash dividends in the future will be dependent upon, among other things, the amount of funds available therefore, the Company's earnings, financial condition, capital requirements, and other factors which the Board of Directors deems relevant.

As of December 31, 2001, there were approximately 20,000 shareholders of common stock of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion and analysis of the Company's financial condition and results of its operations for the years ended December 31, 2001 and 2000 should be read in conjunction with the Company's financial statements included elsewhere herein. When used in the following discussions, the words "believes",
"anticipates", "intends", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause results to differ materially from those projected.

Company Activities

2001 was a year of expansion and evaluation of current operations. During the year the Company began marketing of developmental and new products. The reality of 2001 changes in economy and individual marketplaces has required management to review the business segments and activities by analyzing operations and results, studying published trends and events and instituting corrective action, based on financial performance. In conjunction with the net operating losses incurred within the Emerging Technologies segment and the Governmental
Operations segment, the Company has determined that certain assets are impaired and recorded these impairment losses accordingly, thereby incurring an impairment loss of 1,698,469 for the year ended December 31, 2001 on these assets.

The Environmental Services Division The Company has a biofiltration patent which it has purchased from AAA (see Note D in the footnotes to the Company's
Financial Statements) that originally developed and recorded the patent. The patent is recorded at its purchase cost, which represents the predecessor related company's development cost less predecessor amortization. The patent is being amortized over its useful life, currently estimated at 14 years.

For each of the years ended December 31, 2001 and 2000, patent amortization amounted to $4,084.

For marketing its biofiltration products, the Company has a relationship with
BSA. Pursuant to a national sales agreement, the Company will pay sales commissions to BSA. As sales and lease revenues are generated, commission expense will be recognized at a rate of 30% in accordance with the terms of the agreement on the accrual basis of accounting.

For the years ended December 31, 2000, no commissions were incurred or paid under this agreement. For the year ended December 31, 2001 commission incurred was waived by BSA (see Note B in the footnotes to the Company's Financial
Statements).

In September 2000, the Division received a contract award for installation of
"Aircraft Deicer Fluid Disposal Services" at MidAmerica St. Louis Airport. This
contract is the first award for the Division and is a direct result of its long-term marketing program.

In November 2000, the Company signed the contract for deicer disposal services at Mid-America St. Louis Airport. The contract is for a five-year term with two five-year extensions at the Airport's option. During the year ended December 31,
2001, revenues of $60,095 were received from this contract.

The Division has received renewed interest in its deicing solution because of this award. The Division continues to aggressively market its deicing and pollution treatment technology to the airports. The budgetary and approval process of municipal airports continues to be a significant factor affecting the length of the sales cycle. In addition, the events of September 11, 2001 shifted the focus of the airport operations to issues other than environmental concerns.
However, recent events indicate that awareness of environmental issues is regaining attention.

Environmental Services - Recent Developments

In February 2002, the Company received the required permits to begin construction of the Mid-America Biofiltration system. The Company intends for this system to serve as a prototype for marketing of the system to other airports.

During the year 2000, Beach Access installed the SWOMI backbone system in the
Myrtle Beach area. As part of the capital committed to the operation, a DS-3 high-capacity Internet connection was installed. A DS-3 high-capacity Internet connection allows digital voice and data transmission and equates to 44.736 megabytes per second using 672 channels. Beach Access also offers Web design and hosting as part of its product mix.

In connection with development and construction of the wireless Internet access system, the Company has committed to purchase $1,182,375 in component parts used in the system. Through December 31, 2000, the Company has received and recorded
$793,905 toward this purchase. As of December 31, 2001, due to failure of component parts, this purchase commitment was terminated.

During the year ended December 31, 2001, the Emerging Technologies segment generated revenue of $284,484. This was primarily from the segment's ISP operation. The segment had a net loss from continuing operations of $2,017, 349.
This loss was primarily due to the cost of the wireless internet system expansion and the insignificant revenue from the system. Economic events within the IT industry required management to analyze Myrtle Beach operations and evaluate the use of the wireless system within in the hospitality industry. The actual demand for high-speed wireless internet access within the hospitality industry has been significantly lower than projected by the industry. Fewer than
5% of business travelers actually use high-speed internet access when in their rooms. The reality of this has required a shift in the marketing of products to other markets.

In an effort to reduce operating losses and increase revenue within the Emerging
Technologies segment going forward, the Company is refocusing the marketing of the wireless system and high-speed internet access products to businesses, industrial and residential markets. The Company has also expanded ISP service coverage areas to five hundred metropolitan cities and rural population centers throughout the United States. In addition, cost cutting measures have been executed (staff cuts, increased efficiency, reduction of operational costs), while continuing to increase existent customer base.

3.                Governmental Operations

GPS Integrators generated revenue of $166,190 for the year ended December 31,
2001 as a result of an existing contract. The Company is intensifying the marketing of the WinterOps and SummerOps products to the military under this contract, while targeting new civilian opportunities.

RESULTS OF OPERATIONS
Years Ended December 31, 2001 and 2000

The Company generated revenue of $510,769 during the year, which was from Myrtle
Beach ISP operations, revenue from Environmental Services contract and sale of
GPS equipment. The Company has shown a current year loss of ($4,625,351), of which ($1,698,469) resulted from the loss on impairment of long-lived assets.

Net sales for the year ended December 31, 2001 increased 19% to $510,769 from
$427,780 during the same period the prior year. Net sales increased primarily as a result of its acquisition of GPS Integrators, Inc.

Cost of sales for the year ended December 31, 2001 increased 130% to $806,736 from $349,887 during the same period the prior year. The increase is primarily due to the increase in net sales and the GPS Integrators, Inc. purchase and additional cost of sales incurred in the Myrtle Beach operations.

General and administrative expenses for the year ended December 31, 2001 decreased to $624,315 from $627,359 in the same period during the prior year primarily due to various cost controls in these areas.

Salaries and related expenses for the year ended December 31, 2001 decreased
(57)% to $541,941 from $1,264,866 during the same period the prior year. This decrease is primarily due to the former owner and employees of the Myrtle Beach operation receiving stock bonuses and other incentives during the prior period last year.

Professional fees for the year ended December 31, 2001 increased 106% to
$601,999 from $292,223 during the same period the prior year. This increase is primarily due to technical consulting fees for various new ventures and professional fees related to due diligence matters.

Marketing costs for the year ended December 31, 2001 increased 35 % to $197,337 from $145,944 in the same period during the prior year primarily due to increases in selling and marketing costs associated with its expansion of the
Myrtle Beach operation and the marketing of new products.

Depreciation and amortization expenses for year ended December 31, 2001 increased 229% to $316,879 from $96,313 for the same period during the prior year due to 2001 was a full year of depreciation and amortization versus a partial year in 2000.

Research and development costs for year ended December 31, 2001 increased 772%
to $150,000 from $17,775 for the same period the prior year due to technological development costs incurred for the TV+Internet™ System.

Net interest expense for year ended December 31, 2001 increased 231% to $192,421 from $58,089 for the same period the prior year. The increase results primarily from the Company's additional debt for working capital, acquisitions and fixed assets. The notes on which this interest expense was incurred are payable to the majority stockholder and various stockholders and is contributed to additional capital.

Losses from discontinued operations and disposal of discontinued operations for year ended December 31, 2001 decreased to $0 from $(378,229) for the same period the prior year. The decrease results primarily from Managements' decision in early July 2000 to discontinue and dispose of certain measurable portions of its internet technology segment (PC Wholesale and Knight Design).

Liquidity and Capital Resources

During the year 2001, expansion and operational costs have required significant sums of cash as can be seen in the Statement of Cash Flows. However, the Company has, through sales of stock, shareholder loans, and revenues, been able to generate the cash required to fund Company operations.

During the year ended December 31, 2001, cash used by operations was approximately $2,093,598, compared with $831,835 in the prior year.
Approximately $288,563 of cash was used for purchase of equipment and fixtures.
The increase in cash used by operating activities of continuing operations during the year 2001 compared to the same period was primarily due to the
Company's Myrtle Beach Operations. Investing activities used $(219,806) during the year ended December 31, 2001, compared to providing $518,829 during the same period the prior year. The decrease resulted primarily from an increase in capital improvements to its wireless system in the Myrtle Beach area and a repayment of advances to related company in the prior year. The Company, at
December 31, 2001, had $654,540 in assets, compared to $2,861,604 in the prior year. The decrease in assets is due to the write-off of significantly impaired assets (See Note H of accompanying financial statement).

Financing  activities  generated  $1,694,159  during the year ended December 31,
2001 compared to $2,033,461  during the same period the prior year. The increase primarily results from the sale of stock and loans from its major shareholders.

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

During the year ended December 31, 2001, the Company advanced $52,000 to FireX2.

At March 29, 2002, the purchase of FireX2, Inc. has not closed.

The Company's short-term and long-term liquidity is primarily dependant on its ability to continue its various capital raising along with the successful implementation of its acquisition and expansion plans.

In addition, the Company has implemented a cost reduction program which will result in substantial reduction to the Myrtle Beach losses and operating costs.

The Company has various ventures in the start up, acquisition and developmental stages that should create a positive impact on the Company's future financially.

The Company believes that it's capital raising efforts will continue successfully until the operating segments and new ventures begin to generate a positive internal cash flow.

Stock

Stock Split - In March 2000, effective April 15, 2000, the Company's Board of
Directors approved a 100:1 stock split. In conjunction with this stock split, the par value of the Company's stock was changed to $.00001. All shares disclosed in the accompanying financial statements reflect the effect of the
100:1 stock split.

On January 4, 2002 the Company filed a formal complaint with the National
Association of Securities Dealers alleging that a small number of Market Makers have engaged in trading activities which may represent misconduct and manipulation towards the company stock. The NASD is currently investigating this matter.
                                      -21-

As of December 31, 2001, the Company had 800,000,000 shares authorized,
537,966,852 shares issued and 537,966,852 shares outstanding.

During the year ended December 31, 2000, 6,250,000 shares of Treasury Stock were issued for services. The balance of Treasury Stock at December 31, 2001 is
500,000 shares.

During the years 2000 and 2001 the Company entered into various compensatory stock option agreement with certain employees and consultants (See Note F of accompanying Financial Statements).

The Company has adopted Statement of Financial Accounting Standard No. 123,
Accounting for Stock Based Compensation, to value the stock options granted to employees and consultants. The value of each option granted has been determined using the Black-Scholes stock option pricing model. The following assumptions were made in estimating the fair value of the options: risk-free interest rate of 5.33%; no dividend yield; expected lives from zero to five years; no expected volatility. No costs were charged to operations for the year ended December 31,
2001.

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

Name              Age  Title                                    Director  Term
                                                                 Since   Expires

Alpha J. Keyser   63   Director, President and Chief Executive   1992       2002
                          Officer
Thomas Cannon     56   Director, Marketing Director              1993       2002
James A. Feiler   41   Director, Technical Director              2000       2002

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
Keyser, Inc., which marketed and installed more than 60 sewage pumping stations in southwest Florida. From 1963 to 1972, he was Eastern Regional Sales Manager
for Hein-Werner Corp. He assisted in the original controls design and pioneered the concept and sale of the larger 2 yard and up hydraulic excavators through the eastern U.S. and Canada. He became the number one producer in the company.
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of December 31, 2001, with respect to the beneficial ownership of common stock by each person who, to the knowledge of the Company, beneficially owned or had the right to acquire more than 5% of the outstanding common stock; each director of the Company; and all executive officers and directors of the Company as a group:

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
Officers as a Group

(1) As used in this table, beneficial ownership means the sole or shared power to vote or to direct the voting of a security or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of a security) (2) Figures are rounded to the nearest percentage.

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
----------------------------------
3.1               Articles of Incorporation, as amended (1)
3.2               Bylaws (1)

4.1               Instruments defining the rights of holders (Refer to Exhibit 3)

9                 Voting Trust Agreement (not applicable)

10                Material contracts
         10.1              Beach Access.Net, Inc., Stock Purchase Agreement (2)
         10.2              Form of MidAmerica St. Louis Airport contract (3)
         10.3              National Sales Agreement (3)
         10.4              Active Participation Investor Special Services Agreement (3)

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

Date: April 19, 2002                BIFS TECHNOLOGIES CORP.

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

Date: April 19, 2002                By: /s/  Alpha J. Keyser
                                    ---------------------------------
                                    Alpha J. Keyser, President and Director
                                    (Principal Financial and Accounting Officer)

Date: April 19, 2002                By:  /s/  Thomas Cannon
                                    -----------------------------------
                                    Thomas Cannon, Director

Date: April 19, 2002                By: /s/ James A. Feiler
                                    -----------------------------------
                                    James A. Feiler, Director

                          BIFS TECHNOLOGIES CORPORATION
                      ------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                          BIFS TECHNOLOGIES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                                    CONTENTS

                                                                           Page

INDEPENDENT AUDITORS' REPORT                                                   1

CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEET                                             2 - 3

    CONSOLIDATED STATEMENTS OF OPERATIONS                                      4

    CONSOLIDATED STATEMENTS OF CHANGES
        IN STOCKHOLDERS' EQUITY (DEFICIT)                                  5 - 6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                  7 - 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                9 - 32

To the Board of Directors
BIFS Technologies Corporation
Sarasota, Florida

                         Independent Auditors' Report

We have audited the accompanying consolidated balance sheet of BIFS Technologies
Corporation as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended
December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BIFS Technologies
Corporation as of December 31, 2001, and the results of its operations, changes in stockholders' equity (deficit) and cash flows for the years ended December
31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial  statements have been prepared  assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company incurred net losses of $4,625,351 and $3,025,145 for 2001 and 2000. At December 31, 2001,
current liabilities exceed current assets by $656,951 and total liabilities exceed total assets by $1,248,940. These factors and others discussed in Note I raise doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CERTIFIED PUBLIC ACCOUNTANTS
Tampa, Florida
April 11, 2002

                          BIFS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                          $  63,558
    Accounts receivable                                                   11,130
    Other current assets                                                   4,868

                                                                          79,556

EQUIPMENT AND FIXTURES

    Wireless internet access equipment                                   339,359
    Furniture and fixtures                                               106,483

                                                                         445,842
    Less accumulated depreciation                                       (102,339)

                                                                         343,503

OTHER ASSETS

    Patent, net of accumulated
        amortization of $27,038                                            4,035
    Goodwill, net of accumulated
        amortization of $66,514                                          102,655
    Prepaid sales commissions
        to related company                                                18,000
    Advance to pre-acquisition company                                    52,000
    Other                                                                 24,791

                                                                         231,481

                                                                       $ 654,540

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          BIFS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

    Accounts payable and accrued expenses                            $   672,832
    Due to related party                                                  29,000
    Current portion of related
        party notes payable                                               34,675

        TOTAL CURRENT LIABILITIES                                        736,507

LONG-TERM LIABILITIES

    Stockholder notes payable                                          1,106,900
    Related party notes payable,
        less current portion                                              61,073

                                                                       1,167,973

COMMITMENTS AND CONTINGENCIES                                                -

STOCKHOLDERS' (DEFICIT)

    Common stock, $.00001 par value,
        800,000,000 shares authorized,
        537,966,852 issued and 537,466,852
        shares outstanding                                                 5,380
    Additional paid-in capital                                         8,588,862
    Deferred stock options                                            (283,669)
    Stock subscription receivable                                     (274,216)
    Accumulated deficit                                               (9,276,297)

                                                                      (1,239,940)
    Less treasury stock, at cost                                      (10,000)

                                                                      (1,249,940)

                                                                     $   654,540

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001                     2000

REVENUES                                                             $   510,769             $   427,780

COST OF REVENUES                                                         806,736                 349,887

                                                                      (295,967)                 77,893

OPERATING EXPENSES

    Salaries and benefits                                                541,941               1,264,866
    Professional fees                                                    601,999                 292,223
    General and administrative                                           624,315                 627,359
    Research and development                                             150,000                  17,775
    Depreciation and amortization                                        316,879                  96,313
    Marketing expenses                                                   197,337                 145,944
    Loss on impairment of long-lived assets                            1,698,469                    -

                                                                       4,130,940               2,444,480

NET OPERATING LOSS                                                    (4,426,907)             (2,366,587)

OTHER INCOME (EXPENSE)

    Interest income                                                        3,618                   7,724
    Interest expense                                                  (192,421)             (58,089)
    Loss on disposal of assets                                        (9,641)                   -
    Loss on investments                                                     -                 (229,914)

                                                                      (198,444)             (280,279)

NET LOSS FROM CONTINUING OPERATIONS                                   (4,625,351)             (2,646,866)

DISCONTINUED OPERATIONS

    Loss from discontinued operations                                       -                 (230,217)
    Loss on disposal of discontinued
        operations                                                          -                 (148,062)

                                                                            -                 (378,279)

NET LOSS                                                             $(4,625,351)            $(3,025,145)

NET LOSS PER COMMON
    SHARE                                                            $(    .0088)            $(    .0061)

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING (shares
    in 100's)                                                          5,269,872               4,938,179

LOSS FROM CONTINUING OPERATIONS                                      $(    .0088)            $(    .0053)

LOSS FROM DISCONTINUED OPERATIONS                                    $      -                $(    .0005)

LOSS FROM DISPOSAL OF DISCONTINUED
    OPERATIONS                                                       $      -                $(    .0003)

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          BIFS TECHNOLOGIES CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                              (shares in hundreds)

                                                                                       Additional   Stock       Deferred
                         Common stock      Common stock  Treasury stock   paid-in   subscription   stock   Accumulated
                           Shares    Par value   subscribed    Shares     Cost       capital    receivable    options  deficit

BALANCE, DECEMBER 31, 1999  4,209,100    $4,209   $312,500        67,500 $ 135,000    $1,769,118  $ (312,500)   $ -     $(1,625,801)

  Stock used to acquire
    subsidiary                 17,500        17        -         -          -            236,233       -          -            -

  Stock used to acquire
    business assets            86,000        86        -         -          -            615,104       -          -            -

  Stock used to acquire
    customer rights            33,800        34        -         -          -            271,780       -          -            -

  Stock issued for
    compensation               80,000        80        -         -          -            713,620       -          -            -

  Stock issued for services    20,000        20        -         -          -            129,980       -          -            -

  Stock issued for cash       674,307       674   (312,500)      -          -          1,099,326     312,500      -            -

  Cash contributed               -           -         -         -          -             22,500       -          -            -

  Contribution of interest
    to additional paid-in
    capital                      -           -         -         -          -             40,272       -          -            -

  Stock options granted for
    services and
    compensation                 -           -         -         -          -            909,220        -        (909,220)     -

  Stock options exercised
    for services               30,000        30        -         -          -              2,269    (316,200)     313,901      -

  Stock options exercised
    as compensation            42,500        43        -         -          -             34,045        -         311,650      -

  Treasury stock issued for
    services                   -           -           -    62,500     125,000           (12,500)       -         -            -

  Cost of consulting
    agreements                 -           -           -         -          -              -         105,400      -            -

 Net loss                      -           -           -         -          -              -            -         -      (3,025,145)

BALANCE, DECEMBER 31, 2000  5,193,207    $5,193      $ -     5,000   $ (10,000)   $5,830,967  $ (210,800)  $ (283,669)  $(4,650,946)

                          BIFS TECHNOLOGIES CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                              (shares in hundreds)

                                                                                 Additional     Stock      Deferred
                             Common stock  Common stock Treasury stock paid-in    subscription   stock     Accumulated
                            Shares   Par value  subscribed      Shares  Cost     capital     receivable    options       deficit

  Stock used to acquire
    subsidiary                  20,000   $ 20       $ -      -      $ - $477,680        $ -             $ -               $ -

  Stock issued for services     10,000     10         -      -        -  233,740       (233,750)          -                 -

  Stock issued for cash        156,462    157         -      -        -  868,002          -               -                 -

  Contribution of interest
    to additional paid-in
    capital                          -      -         -      -        -  189,473          -               -                 -

 Contribution of stockholder
    debt                             -      -         -      -        -  989,000          -               -                 -

  Cost of consulting
    agreements                       -      -         -      -        -            -    170,334           -                 -

   Net loss                          -      -         -      -        -            -      -               -              (4,625,351)

 BALANCE, DECEMBER 31, 2001  5,379,669  $5,380      $ -    5,000      $ (10,000)  $8,588,862 $ (274,216) $ (283,669)    $(9,276,297)

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001                  2000

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                                      $   531,808             $   467,577
   Cash paid for continuing operating
      expenses                                                        (2,626,076)             (1,222,181)
   Cash paid for discontinued operations                                -                     (65,592)
   Cash received for interest                                              3,618                   6,909
   Cash paid for interest                                             (2,948)             (18,548)

      Net cash used by operating
         activities                                                   (2,093,598)             (831,835)

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related company                                             -                  (128,000)
   Repayment of advances to related
      company                                                              -                     575,910
   Advance to pre-acquisition company                                 (52,000)                   -
   Purchase of business and other assets                                     -                (8,354)
   Purchase of equipment and fixtures                                 (288,563)             (958,385)
   Other                                                                 120,757                    -

      Net cash used by investing
         activities                                                   (219,806)             (518,829)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common
      stock                                                              868,159               1,100,000
   Proceeds from stockholder
      notes payable                                                      797,000                 950,000
   Proceeds from related party
      advances                                                            35,000                    -
   Repayment of related party advances                                (6,000)             (16,539)

      Net cash provided by
         financing activities                                          1,694,159               2,033,461

NET (DECREASE) INCREASE IN CASH                                       (619,245)                682,797

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                     682,803                       6

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                       $    63,558             $   682,803

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                         2001                    2000

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                             $(4,625,351)            $(3,025,145)

RECONCILING ADJUSTMENTS

   Impairment loss on long-lived and
      and intangible assets                                            1,698,469                  -
   Loss on disposal of fixed assets                                        9,641                  -
   Loss on investments                                                      -                    229,914
   Loss from discontinued operations                                        -                    164,625
   Loss on disposal of discontinued operations                              -                    148,062
   Decrease in accounts receivable                                        21,039                  39,797
   Increase in prepaid professional fees                              (63,416)             (210,800)
   Decrease in other assets                                               28,497              (21,764)
   Depreciation and amortization                                         316,879                  96,313
   Increase in accounts payable
      and accrued expenses                                                97,421                 136,294
   Stock issued for services                                             233,750               1,618,300
   Contribution of accrued interest
      to paid-in capital                                                 189,473                  40,272
   Other                                                                    -                 (47,703)

CASH FLOWS FROM OPERATING
   ACTIVITIES                                                        $(2,093,598)            $(831,835)

                   NONCASH INVESTING AND FINANCING ACTIVITIES

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                                                $   189,473             $    40,272

ACQUISITION OF BUSINESS ASSETS WITH
   COMMON STOCK AND ADDITIONAL PAID
   IN CAPITAL                                                        $   477,700             $ 1,144,042

STOCK ISSUED FOR SERVICES                                            $   233,750             $ 1,407,338

DECREASE IN STOCKHOLDER AND OTHER
   RELATED PARTY NOTES PAYABLE THROUGH
   CONTRIBUTION TO PAID-IN CAPITAL                                   $   989,000             $      -

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company activities

BIFS Technologies Corporation (formerly known as Biofiltration Systems, Inc.)
(the Company) was incorporated in the state of Florida in December 1992.

The Company was originally formed as a manufacturer of modular biofiltration systems for the treatment of polluted water. These patented systems will be sold or leased to customers. Commencing in April 2000, in addition to the wastewater treatment, the Company has acquired an internet service provider and in January
2001, a controlling interest in a company that sells airport ice monitoring systems and equipment. Further the Company intends to acquire and develop unique companies that complement its core business activities.

The Company's main office is located in Sarasota, Florida. Internet service activities are located in Myrtle Beach, South Carolina.

Basis of presentation

The accompanying financial statements include the Company and its wholly owned subsidiary Beach Access.Net, Inc. and majority owned GPS Integrators, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues from sale of pollution treatment equipment is recognized in accordance with contract or purchase order terms at the time the equipment is either shipped or shipped and installed and accepted by the customer.

Revenues from lease of pollution treatment equipment will be based on contract terms - typically as equipment is installed and treatment services commence.
Revenues are also recognized on either a flat monthly rate or at a measured price per gallon basis, as services are provided.

Revenues from the sale of ice monitoring software and hardware are recognized at the time the products are shipped and accepted by the customer.

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

For the years ended December 31, 2001 and 2000, depreciation expense amounted to
$141,974 and $33,708, respectively.

Patent

The patent was purchased from a related company (see Note D) that originally developed and recorded the patent. The patent is recorded at its purchase cost which represents the predecessor related company's development cost less predecessor amortization. The patent is being amortized over its useful life, currently estimated at 14 years.

For each of the years ended December 31, 2001 and 2000, patent amortization amounted to $4,084.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill

Goodwill represents the excess of the cost of business assets acquired over the fair value of the net assets at dates of acquisition. Amortization is being recorded on a straight-line basis over five years.

Commencing in 2002, in accordance with Statement of Financial Accounting
Standards No. 142, Goodwill and Other Intangible Assets, the Company will no longer amortize goodwill. Rather, goodwill will be tested for impairment. An impairment loss will be recognized if the carrying value of goodwill exceeds its fair value.

Impairment of long-lived assets

Long-lived assets, including goodwill and other intangibles, are periodically reviewed for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.

The amount of an impairment loss is measured as the excess of the carrying amount of the asset over the fair value of the asset.

See Note H for impairment adjustments related to long-lived assets.

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

Advertising costs

Advertising  costs are  expensed as incurred.  For the years ended  December 31,
2001 and 2000, advertising costs amounted to $64,759 and $43,855, respectively.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Loss per common share

Loss per common share is computed using the weighted average of shares outstanding during the periods presented in accordance with Statement of
Financial Accounting Standards No. 128, Earnings Per Share.

Cash and cash equivalents

For the purpose of the statement of cash flows, cash and cash equivalents includes time deposits with original maturities of three months or less.

NOTE B - NATIONAL SALES AGREEMENT

The Company's majority stockholders own another company that provides services as a national sales agent.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE B - NATIONAL SALES AGREEMENT (continued)

In 1992, the Company entered into an agreement whereby the related company provides exclusive national sales services. The term of the agreement is for a one year period, automatically renewable for an additional one year period. This agreement can be terminated with a one year notice by either party.

In January 2001, a replacement national sales agreement was entered into with another related company owned and controlled by family members of the Company's majority stockholders. Terms of the new agreement are substantially the same as the 1992 agreement.

Terms of the national sales agreement provide for the related company to be paid
30% of the Company's retail sales and/or collected lease revenue, as defined.
Further, in accordance with the agreement and at its option, the Company may advance funds against future commissions to the related company. In September
2000, sales commission advances amounting to $575,910 were repaid by the related party.

For the year ended December 31, 2001, a $18,029 commission was incurred under this agreement. Based on written representation, the owner of the related company has agreed to waive any amounts due at December 31, 2001. For the year ended December 31, 2000, no commissions were incurred under this agreement.

NOTE C - STOCKHOLDER NOTES PAYABLE

At December 31, 2001, stockholder notes payable consist of the following:

        Stockholder notes payable,
           non-interest bearing, no
           specified repayment terms
          (see below)
                                             $   348,900

        Unsecured notes payable to
           majority stockholder,
           interest at 11.0%, payable
           monthly, principal due
           December 2003
                                                 758,000

                                             $ 1,106,900

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE C - STOCKHOLDER NOTES PAYABLE (continued)

Interest on the above non-interest bearing stockholder notes payable has been imputed at an amount equal to the average annual prime rate plus 1.0%. For the years ended December 31, 2001 and 2000, interest expense on these notes amounted to $28,312 and $35,692, respectively. In the accompanying financial statements, an amount equal to this interest has been recorded as additional paid-in capital.

The stockholder notes payable have no specified repayment terms. However, based on written representation of the Company's Chief Executive Officer and majority stockholder, these notes payable will be repaid prior to payment of sales commissions due sales agent (see Note B). Repayments will be limited to no more than 50% of all earned sales commissions due sales agent.

In additional to the unsecured notes payable noted above the majority stockholder loaned the Company an additional $989,000 during 2001 and 2000. At
December 31, 2001, the majority stockholder agreed to contribute these notes and associated accrued interest to additional paid-in capital. For the years ended
December 31, 2001 and 2000, interest expense on these notes amounted to $87,591 and $18,999, respectively.

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

At December 31, 2001, the Company's majority stockholder has agreed to assume the liability for the interest accrued on the above note through December 31,
2001. This assumption of the liability has been recorded as a contribution to additional paid-in capital in the accompanying financial statements.

Additionally, the related corporation described above has advanced funds to the
Company under an unsecured, revolving promissory note. Terms of this note provide for interest at 8.5%, payable quarterly, with principal due on December
31, 2002. At December 31, 2001, the amount outstanding on this note payable is
$34,675.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE E - BUSINESS ACQUISITIONS

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

In connection with this purchase, the Company recorded $224,820 of goodwill which is being amortized over five years. For the year ended December 31, 2001 and 2000, goodwill amortization of $44,964 and $33,723, respectively, was recorded.

The accompanying financial statements reflect operating activities of Beach from date of acquisition, April 1, 2000, to December 31, 2001.

In connection with the initial acquisition of Beach, the Company invested
8,600,000 shares of restricted common stock in Beach to acquire other related business assets and operations. The cost of these investments amounted to
$607,040, which represents the stock's average simple traded value over a defined period, less a 15% discount because of its restricted nature. One of these acquisitions was never consummated and a portion of the invested shares was recovered. A loss on investments of $59,160 was recorded for the unrecovered shares. In connection with these acquisitions, goodwill of $323,756 was recorded by Beach. As discussed in Note J, one of these operations was subsequently discontinued. Goodwill associated with this acquisition, amounting to $132,087, was written off to loss on discontinued operations during the year ended
December 31, 2000. For the years ended December 31, 2001 and 2000, goodwill amortization of $38,334 and $28,746, respectively, was recorded on the remaining business assets.

See Note H for impairment adjustments related to Beach.

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

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE E - BUSINESS ACQUISITIONS (continued)

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

At December 31, 2000, the Company instituted legal action to void the employment contract and issuance of the 12,000,000 option shares. During 2001, the Court ruled against the Company. Management and legal counsel disagree with the ruling of the Court and have appealed its decision. In the opinion of legal counsel the
Company will prevail in its efforts to void this employment contract.

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
recorded
                                      -16-

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE E - BUSINESS ACQUISITIONS (continued)

assets in excess of the purchase price of $33,892 which is being amortized over five years. For the years ended December 31, 2001 and 2000, goodwill amortization amounted to $6,766 and $3,948, respectively.

During the year ended December 31, 2001 and 2000, neither of these companies had any significant activity. At December 31, 2001, the unamortized portion of assets in excess of the purchase price, amounting to $23,178 was credited to the wireless internet access system.

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

During 2001, the Company terminated the former owners of Revcon Technologies,
Inc. and Alliance Computer Systems, LLC. Based on the opinion of legal counsel, the Company has no liability for future payments on these employment contracts at December 31, 2001.

In April 2000, Beach acquired the rights to provide internet access through May
2001 to approximately 1,300 customers. The cost for these rights was 3,200,000 shares of restricted common stock. Terms of the agreements provided for monthly service revenues of approximately $20,000.

On August 1, 2000, certain of the above agreements were modified whereby an additional 180,000 shares of the Company's restricted common stock was issued for the above customer rights.

In the accompanying financial statements, the purchase cost of these customers, which amounted to $271,814, has been recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. The cost of the purchase, less the excess of the value of the restricted stock over the service fee income arising from this transaction, which was changed to expense, was being amortized on a straight-line basis over twelve months through May 2001. For the year ended December 31, 2000, amortization of the purchase price amounted to $146,669.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE E - BUSINESS ACQUISITIONS (continued)

At December 31, 2000, due to unsuccessful attempts to collect monthly service revenue amounts due, management wrote-off the balance of unamortized customer rights.

In January 2001, the Company acquired 55% of the common stock of GPS
Integrators, Inc. (GPS), a Texas corporation. GPS sells equipment and software associated with a proprietary ice monitoring system used on airport runways. The proprietary ice monitoring system is provided to GPS by companies owned by the minority stockholders.

Terms of the purchase agreement provided for the following:

- 2,000,000 shares of Company's restricted stock for purchase of 55% of GPS;

- various performance stock options, up to a maximum of 8,000,000 shares, exercisable at $.001 per share, over varying periods of time through 2003.

Through December 31, 2001, none of the performance standards have been met which would entitle the minority stockholders additional option shares.

The following summarized proforma information assumes the GPS acquisition had occurred on January 1, 2000:

                                     ASSETS

Current assets                                                  $ 1,673,537

Other assets                                                      2,243,990

                                                                $ 3,917,527

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                             $ 1,067,359

Other liabilities                                                 1,359,973

                                                                  2,427,332

Stockholders' equity                                              1,490,195

                                                                $ 3,917,527

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE E - BUSINESS ACQUISITIONS (continued)

                                   OPERATIONS

Revenues                                     $ 2,840,418

Net loss                                     $(2,905,195)

Net loss per common share                    $(    .0059)

The above amounts reflect adjustment for goodwill, amortization of goodwill and recognition of minority interest in earnings.

Through December 31, 2001, all of the revenues of GPS since inception in 2000, were derived from a sole source contract awarded by the U.S. Air Force. For the year ended December 31, 2001, revenues earned on this contract and recorded in the accompanying financial statements amounted to $166,190. At December 31,
2001, there were no amounts due to the Company under this contract.

The minority shareholders own or control companies that provide GPS with the ice monitoring software and equipment it sells. For the year ended December 31,
2001, purchases from these related companies amounted to $137,167. At December
31, 2001, these related companies are owed $23,430, which is included in accounts payable and accrued expenses in the accompanying financial statements.

See Note H for impairment adjustments related to GPS.

In April 2001, the Company signed a letter of intent to purchase all of the outstanding stock of FireX2, Inc. The purchase will consist of exchanging
1,948,380 shares of the Company's restricted common stock for 1,948,380 shares of FireX2. Additionally, the Company will issue stock options for 655,000 shares to certain existing shareholders of FireX2.

The letter of intent contains various conditions that must be met before closing, including, among others, satisfactory results from U.S. government testing of FireX2's product.

At April 11, 2002, the purchase of FireX2, Inc. has not closed.

During the year ended December 31, 2000, the Company advanced $52,000 to FireX2.
At December 31, 2001, this amount is due to the Company and is included in the accompanying financial statements as advance to pre-acquisition company.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE F - PROFESSIONAL FEES

In March 2000, the Company issued 2,000,000 shares of restricted stock for professional legal services to be rendered during the year ended December 31,
2001. The cost of these services was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. For the year ended December 31, 2000, professional fees amounting to
$130,000 were recorded under this arrangement.

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

During the year ended December 31, 2000, the business advisor exercised the option to acquire 3,000,000 shares of restricted common stock. The stock issued under this option, which was valued at $316,200, was recorded at the stock's average simple traded value over a defined period less a 15% discount because of its restricted nature. The exercise of this option has been recorded as stock subscription receivable and is being recognized over the life of the consulting agreement. For each of the years ended December 31, 2001 and 2000, the cost of this consulting agreement amounted to $105,400.

In November 2000, the Company entered into an agreement with a South Carolina corporation for sales and telecommunication consulting. The agreement is for a two year term, extendable for additional one year terms. Among other things, the agreement provides for the following:

- At signing, 150,000 shares of unrestricted stock as a signing bonus;
- Stock options on 4,850,000 shares of the Company's restricted common stock at an exercise price of $.60 per share. These options have vested at December 31,
2001, but must be exercised within two years. By August 2001, these shares must become free trading.
- A cash payment based on a set fee per room or square footage for services sold on behalf of the Company.

For the year ended December 31, 2000, a signing bonus of $40,500, which represents the stock's fair market value, was recorded in accordance with the above agreement.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE F - PROFESSIONAL FEES (continued)

In January 2001, the Company entered into a five year executive employment agreement with an employee. Terms of the agreement provided for a base salary and annual stock options for up to 1,000,000 shares of restricted common stock at 50% of the shares' fair market value at January 1, 2001. The exercise of stock options were contingent upon certain performance criterial being met.
Additionally, under certain circumstances, if the Company terminates the contract before its expiration date, the employee is entitled to a maximum of 18 months of salary and stock options earned.

In late 2001, the above employment contract was mutually terminated. At December
31, 2001, the Company has no further obligations under this contract.

In February 2001, the Company issued 1,000,000 shares of restricted common stock for consulting services. The consulting agreement is for a three year period.
The stock issued for these services, which was valued at $233,750, was recorded at the stock's average simple traded value over a defined period less a 15%
discount because of its restricted nature. A stock subscription receivable was recorded in conjunction with this transaction and is being recognized over the life of the consulting agreement. For the twelve months ended December 31, 2001, the cost of this consulting agreement amounted to $64,934.

NOTE G - STOCK SPLIT

In March 2000, effective April 15, 2000, the Company's Board of Directors approved a 100:1 stock split. In conjunction with this stock split, the par value of the Company's stock was changed to $.00001.

All shares and share prices disclosed in the accompanying financial statements reflect the effect of the 100:1 stock split.

NOTE H - IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

At December 31, 2001, the Company became aware of impairments in value for certain long-lived equipment and fixtures and intangible assets. All of these assets were acquired by the Company on or before June 30, 2001. The Company evaluated impairment of long-lived and intangible assets in accordance with
Statement of Financial Standards No. 121, Impairment Of Long-Lived Assets And
Long-Lived Assets To Be Disposed Of.

A description of impaired assets, facts and circumstances leading to impairment, how fair value was determined and amount of impairment loss follows.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE H - IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS (continued)

In 2001 and 2000, the Company's wholly-owned subsidiary, constructed a system and purchased component parts for a high speed wireless internet access system.
The system was operational at the beginning of 2001. During 2001, the subsidiary earned insignificant amounts of revenue from this system's operation. Lack of capital to fund future revenue growth and customer demand has led management to determine its investment in the wireless system is impaired. The impairment loss, amounting to $1,105,231, which is equal to the Company's investment in the system and components, less depreciation through December 31, 2001, was determined by management through an analysis of fair value to an arms-length buyer.

In 2000, the Company's wholly-owned subsidiary acquired the net assets and customer base of several dial-up internet service providers. In connection with this transaction, in addition to long-lived assets purchased, goodwill of
$191,669 was recorded. During 2001 and 2000, the Company incurred substantial operating losses associated with this dial-up internet access operation. Even with substantial cost cutting subsequent to December 31, 2001, existing dial-up internet access revenues are insufficient to support profitable operations. Lack of capital to fund future revenue growth and customer demand has led management to determine its investment in this dial-up internet access operation is impaired. The impairment loss recorded by the Company, amounting to $62,000, is equal to the Company's investment in long-lived assets and associated goodwill, less depreciation and amortization through December 31, 2001, less the fair value of the customer base and long-lived assets to an arms-length buyer.

In 2000, the Company acquired its wholly-owned subsidiary. In connection with this transaction, goodwill amounting to $224,820, was recorded. In 2001 and
2000, the wholly-owned subsidiary incurred substantial operating losses. As noted above, the Company has insufficient capital to increase subsidiary revenues and customer demand for the subsidiaries services is weak. The impairment to the subsidiaries operating assets has led management to determine goodwill associated with this subsidiary is impaired. The impairment loss, amounting to $146,133, which is equal to goodwill, less accumulated amortization through December 31, 2001, was determined by management through an analysis of the fair value of the subsidiary.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE H - IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS (continued)

In January 2001, the Company acquired a 55% interest in a company that sells an ice monitoring system and equipment. In connection with this transaction, goodwill amounting to $477,700 was recorded. In the first quarter of 2001, this company recorded $166,190 of revenues. Subsequently, through December 31, 2001, no additional revenues were earned. For the year ended December 31, 2001, an operating loss of $75,809 was recorded. The proprietary software and hardware sold by this company is purchased from companies owned or controlled by the minority stockholders. Management has evaluated its investment in this company and determined the goodwill associated with this purchase is impaired. The impairment loss, amounting to $385,105, which is equal to goodwill, less accumulated amortization through December 31, 2001, was determined by management through an analysis of the fair value of the subsidiary.

See Note I for business segments affected by each of the impairment losses noted
above.

NOTE I - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and governmental operations. Separate management of each segment is required because each business unit is subject to different marketing, delivery and technology strategies.

At December 31, 2001 and 2000, and for the years then ended, information on reportable segments is as follows:

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE I - SEGMENTS (continued)

December 31, 2001
                                 Environmental   Emerging        Govermental        Segment    All       Eliminating    Consolidated
                                 services        technologies     operations         totals   other       adjustments      totals

  External revenue              $  60,095          $ 284,484       $  166,190   $  510,769    $ -          $ -           $   510,769

  Intersegment revenue          $  -               $ -             $ -          $ -           $ -          $ -           $ -

  Interest expense, net         $  85,831          $ 244,822       $ -          $  330,653    $ -          $ (138,232)   $   192,421

  Depreciation and
    amortization                $   4,084          $ 215,644       $   92,595   $  312,323    $     4,556  $ -           $   316,879

  Loss from continuing
    operations                  $ (10,256)       $(2,017,349)      $ (450,413) $(2,478,018)   $(2,147,333) $ -            (4,625,351)

  Significant non-cash items -

    Employee and consultant
      compensation              $ -                 $ 64,934       $ -         $    64,934    $   105,400   $ -           $  170,334

    Loss on impairment of
      long-lived assets           -                1,313,364          385,105    1,698,469       -            -            1,698,469

                                $ -              $ 1,378,298       $  385,105  $ 1,763,403    $   105,400    $ -         $ 1,868,803

  Total assets                  $  34,035          $ 513,646       $ -         $   547,681    $   106,859    $ -         $   654,540

  Expenditures for long-
    lived assets                $ -                $ 275,649       $ -         $   275,649     $   12,914    $ -         $   288,563

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE I - SEGMENTS (continued)

December 31, 2000

                               Environmental     Emerging        Govermental    Segment     All        Eliminating     Consolidated
                                services          technologies    operations      totals   other       adjustments        totals

  External revenue               $ -             $  427,780        $ -      $   427,780    $ -           $ -           $     427,780

  Intersegment revenue           $ -             $   -             $ -      $    -         $ -           $ -           $        -

  Interest expense, net          $  33,862       $   36,853        $ -      $    70,715    $ -           $ (12,626)    $      58,089

  Depreciation and
    amortization                 $   4,084       $   91,395        $ -      $    95,479    $      834    $ -           $      96,313

  Loss from continuing
    operations                   $ (62,264)      $(2,183,654)      $ -      $(2,245,918)    $(400,948)   $ -          $  (2,646,866)

  Significant non-cash items -

    Employee and consultant
      compensation               $ -             $ 1,099,938       $ -      $ 1,099,938     $  307,400    $ -          $   1,407,338

    Loss on market
      investments                $ -                 229,914         -          229,914               -     -                229,914

    Loss on disposal of
 discontinued operations         $ -                 312,687         -          312,687               -     -                312,687

    Acquisition of long-
      lived assets                 236,250           393,635         -          629,885       (236,250)     -                393,635

                                 $ 236,250       $ 2,036,174       $ -      $ 2,272,424     $   71,150    $ -          $   2,343,574
  Total assets                   $  38,121       $ 1,701,308       $ -      $ 1,739,429     $1,122,175    $ -          $   2,861,604

 Expenditures for long-
   lived assets                  $ -             $ 1,600,094       $ -      $ 1,600,094     $ -           $ -          $   1,600,094

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE I - SEGMENTS (continued)

The chief operating decision maker does not use cash loaned or invested in the
Company's segments to evaluate their performance. However, such information is furnished to the chief operating decision maker. For the years ended December
31, 2001 and 2000, cash loaned or invested in each of its segments amounted to:

                                                   2001              2000

         Environmental services                   $    52,000        $      -                                                                     -

         Emerging technologies                      1,209,986          1,542,595

         Governmental services                          55,09               -
                                                  $ 1,317,082        $ 1,542,595

The environmental services segment derives its revenues from sale or lease of a proprietary biofiltration system used to treat polluted water. The emerging technologies segment derives its revenues principally from dial-up access services to residential and commercial customers. The governmental operations segment derives its revenues principally from sale of ice monitoring software and equipment.

Eliminating adjustments noted above consist of consolidating adjustments to eliminate the parent company's (BIFS) investment in its consolidated entities.

As noted above and in the accompanying financial statements, the Company and its operating segments have sustained substantial net operating losses. At December
31, 2001, working capital and stockholders' equity is a deficit of $656,951 and
$1,249,940 respectively. Its ability to continue as a going concern and realize its assets and pay its liabilities is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and fund planned capital improvements and acquisitions.

Management is attempting to obtain funds to support continuing operations and fund capital improvements and acquisitions. At December 31, 2001, and subsequently, management is negotiating with funding sources to meet its projected needs. Management is confident they will be successful in their negotiations and will obtain the necessary funding. Through April 11, 2002, additional funding to support operations and capital improvements and acquisitions has not been obtained.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE J - DISCONTINUED OPERATIONS

In August 2000, the Company discontinued certain measurable portions of its emerging technologies segment. The results of operations for the period presented is reported as a component of discontinued operations in the statements of operation.

Summarized results of the disposed segment for the year ended December 31, 2000, are as follows:

        Net sales                              $ 338,712

        Operating loss                         $(230,217)

        Loss from discontinued
        operations                             $(378,279)

NOTE K - TREASURY STOCK

In December 1998, the Company canceled a stock purchase agreement with the purchaser. As a result, 9,250,000 shares of common stock were returned to the
Company. The treasury stock is recorded at the original cost per share of the stock transaction. However, these shares are currently held in an escrow account on behalf of the Company. It is the intention of the Company that these shares be held for future issuance to new investors or for future services to be provided.

During the year ended December 31, 2000, treasury stock amounting to 6,250,000 shares, were issued for asset purchase, employee and consultant compensation and professional fees.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 Disclosure about Fair Values of Financial Instruments requires disclosure of fair value to the extent practicable for financial instruments which are recognized in the balance sheet.
The fair value disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider tax consequences of realization or settlement. The following summarizes financial instruments by individual balance sheet account at December 31, 2001:

                                               Carrying             Fair
                                                amount              value
   Financial assets -

    Cash                                     $    63,558             $    63,558

   Financial liabilities -

      Accounts payable and
       accrued expenses                      $   672,832             $   672,832

      Stockholder notes
       payable                               $ 1,106,900             $ 1,106,900

      Related party notes
       payable                               $    95,748             $    95,748

The carrying values of cash and accounts payable approximate their fair values.

The fair value of stockholder and related party notes payable is based on current rates at which the Company could borrow funds with similar terms. There is no significant difference between the carrying value and fair value of these instruments.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE M - INCOME TAXES

For the years ended December 31, 2001 and 2000, the provision for income taxes consisted of the following:

                                                  2001            2000

Deferred tax benefit                       $   1,042,000             $   621,100

Less valuation allowance                      (1,042,000)               (621,100)

                                           $      -                  $    -

The valuation allowance has been provided by the management of the Company. This is due to the uncertainty of the realization of the future benefit of the deferred tax assets.

For the years ended December 31, 2001 and 2000, the following temporary differences give rise to the above deferred tax benefits:

                                                   2001           2000

Unamortized start-up costs                   $ 1,036,000            $  1,586,000

Net operating loss carryovers                  4,390,000               1,619,000

Impairment of long-lived assets                1,198,000                    -

                                             $ 6,624,000            $  3,205,000

For the years ended December 31, 2001 and 2000, a reconciliation of the income tax benefit at statutory rates to the Company's effective rate is as follows:

                                                   2001            2000

Benefit computed at statutory rates
                                                    37.6%                   37.6%

    Nondeductible stock marketing and               (6.1%)                  (1.3%)

    Less valuation allowance on deferred
      tax assets                                  ( 31.5%)                ( 36.3%)

    Benefit computed at effective rate              -   %                   -   %

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE M - INCOME TAXES (continued)

At December 31, 2001 and 2000, deferred tax assets consist of the following:

                                                   2001          2000

Deferred tax assets                           $2,488,000              $1,205,000
Less valuation allowance
                                              (2,488,000)             (1,205,000)

                                              $       -               $      -

At December 31, 2001, the Company has $4,390,000 of tax net operating losses available for carryforward through 2016.

NOTE N - OTHER COMMITMENTS AND CONTINGENCIES

In November 2000, the Company signed a contract for deicer disposal services at
Mid-America St. Louis Airport. Based on Company estimates, approximately $87,000 will be required to acquire and install the necessary equipment. The contract is for a five year term with two five year extensions at the Airport's option.
Presently, gross revenues per year are projected at a minimum of approximately
$60,000.

The Company is involved as a defendant in several lawsuits. At December 31, 2001 and through April 11, 2002, management does not anticipate any material financial impact on the Company in the event the lawsuits are unfavorably settled.

NOTE O - LEASE ACTIVITY

The Company leases office space under short-term and long-term operating leases.
At December 31, 2001, future remaining payments under the long-term lease is as follows:

           Year              Amount

           2002            $ 38,400
           2003              12,800

                           $ 51,200

For the years ended December 31, 2001 and 2000, rent expense on the above lease activity amounted to $49,829 and $45,081, respectively.

NOTE P - STOCK OPTIONS

During 2000, the Company entered into various compensatory stock option agreements with certain employees and consultants.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE P - STOCK OPTIONS (continued)

The Company has adopted Statement of Financial Accounting Standard No. 123,
Accounting for Stock Based Compensation, to value the stock options granted to employees and consultants. The value of each option granted has been determined using the Black-Scholes stock option pricing model. The following assumptions were made in estimating the fair value of the options: risk-free interest rate of 5.33%; no dividend yield; expected lives from zero to five years; no expected volatility. Costs charged to operations during 2000 were $625,551.

As described in Note E, the Company has granted a 12,000,000 stock option to the former owner. The exercise price of these options is $.001. Based on the
Black-Scholes stock option pricing model described above, the value of this option at the grant date, if recorded, would be $876,000. Based on an employment agreement these shares are exercisable if the former owner is terminated. In
December 2000, the former owner was terminated. At December 31, 2000, the
Company had instituted legal action to void the employment agreement and issuance of the above option shares. In the opinion of Management and legal counsel, the Company will prevail in their legal proceeding against the former owner and the employment agreement and associated stock options will be voided.

The following is a summary of stock options granted and outstanding for the years ended December 31, 2001 and 2000:

                                                  2001                   2000

Outstanding, beginning of year                 7,850,000                   -

Options granted                                9,000,000              15,100,000

Options exercised                                     -               (7,250,000)

Options forfeited                            (1,000,000)                   -

Outstanding,                                  15,850,000               7,850,000
  end of year

Exercisable                                    5,850,000               4,850,000

The weighted average exercise price of options granted during 2000 was $.193.
The weighted average fair value of options granted during 2000 was $.253.

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE Q - OTHER RELATED PARTY ACTIVITY

The Company is related through its majority shareholder and other shareholders to a company that provides research and development services. These shareholders own a minority interest in this related company.

During the period ended December 31, 2001, the Company recorded $150,000 in costs associated with assistance provided in developing an emerging technology product.

In the accompanying financial statements, research and development costs of
$150,000 were recorded in connection with this transaction. At December 31,
2001, amounts due this related company amounted to $145,000. This amount is recorded in accounts payable and accrued expenses in they accompanying financial statements.

BIFS TECHNOLOGIES CORPORATION

Period-Type                                                            12-Months
Fiscal year end                                                December 31, 2001
Period start                                                     January 1, 2001
Period end                                                     December 31, 2001
Cash                                                                      63,558
Securities                                                                     0
Receivables                                                               11,130
Allowances                                                                     0
Inventory                                                                      0
Current assets                                                             4,868
PP&E                                                                 445,842
Depreciation                                                             102,339
Total assets                                                             654,540
Current liabilities                                                      736,507
Bonds                                                                          0
Preferred mandatory                                                            0
Preferred                                                                      0
Common                                                                     5,380
Other - SE                                                            (1,255,320)
Total liability and equity                                               654,540
Sales                                                                    510,769
Total revenues                                                           510,769
CGS                                                                      806,736
Total costs                                                            4,130,940
Other expenses                                                             6,023
Loss provision                                                                 0
Interest expense                                                         192,421
Income pretax                                                         (4,625,351)
Income tax                                                                     0
Income continued                                                      (4,625,351)
Discontinued                                                                   0
Extraordinary                                                                  0
Changes                                                                        0
Net income                                                            (4,625,351)
EPS basic                                                          (       .0088)
EPS diluted                                                                    0