Form 10KSB/A
period 2001-12-31
BIFS TECHNOLOGIES CORP
filed 2002-04-26
CIK 1060967

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

Date: April 25, 2002                BIFS TECHNOLOGIES CORP.

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

Date: April 25, 2002                By: /s/  Alpha J. Keyser
                                    ---------------------------------
                                    Alpha J. Keyser, President and Director
                                    (Principal Financial and Accounting Officer)

Date: April 25, 2002                By:  /s/  Thomas Cannon
                                    -----------------------------------
                                    Thomas Cannon, Director

Date: April 25, 2002                By: /s/ James A. Feiler
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
                                                                       ---------
                                                                          79,556
                                                                       ---------
EQUIPMENT AND FIXTURES

    Wireless internet access equipment                                   339,359
    Furniture and fixtures                                               106,483
                                                                       ---------
                                                                         445,842
    Less accumulated depreciation                                       (102,339)
                                                                       ---------
                                                                         343,503

OTHER ASSETS

    Patent, net of accumulated
        amortization of $27,038                                           34,035
    Goodwill, net of accumulated
        amortization of $66,514                                          102,655
    Prepaid sales commissions
        to related company                                                18,000
    Advance to pre-acquisition company                                    52,000
    Other                                                                 24,791
                                                                       ---------

                                                                         231,481
                                                                       ---------

                                                                       $ 654,540
                                                                       =========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          BIFS TECHNOLOGIES CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

    Accounts payable and accrued expenses                            $   672,832
    Due to related party                                                  29,000
    Current portion of related
        party notes payable                                               34,675
                                                                       ---------
        TOTAL CURRENT LIABILITIES                                        736,507
                                                                       ---------
LONG-TERM LIABILITIES

    Stockholder notes payable                                          1,106,900
    Related party notes payable,
        less current portion                                              61,073
                                                                       ---------
                                                                       1,167,973
                                                                       ---------
COMMITMENTS AND CONTINGENCIES                                                -
                                                                       ---------
STOCKHOLDERS' (DEFICIT)

    Common stock, $.00001 par value,
        800,000,000 shares authorized,
        537,966,852 issued and 537,466,852
        shares outstanding                                                 5,380
    Additional paid-in capital                                         8,588,862
    Deferred stock options                                            (283,669)
    Stock subscription receivable                                     (274,216)
    Accumulated deficit                                               (9,276,297)
                                                                       ---------
                                                                      (1,239,940)
    Less treasury stock, at cost                                      (10,000)
                                                                       ---------
                                                                      (1,249,940)
                                                                       ---------
                                                                     $   654,540
                                                                     ===========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001                     2000
                                                                     -----------             -----------

REVENUES                                                             $   510,769             $   427,780

COST OF REVENUES                                                         806,736                 349,887
                                                                     -----------             -----------
                                                                      (295,967)                 77,893
                                                                     -----------             -----------
OPERATING EXPENSES

    Salaries and benefits                                                541,941               1,264,866
    Professional fees                                                    601,999                 292,223
    General and administrative                                           624,315                 627,359
    Research and development                                             150,000                  17,775
    Depreciation and amortization                                        316,879                  96,313
    Marketing expenses                                                   197,337                 145,944
    Loss on impairment of long-lived assets                            1,698,469                    -
                                                                     -----------             -----------
                                                                       4,130,940               2,444,480
                                                                     -----------             -----------
NET OPERATING LOSS                                                    (4,426,907)             (2,366,587)
                                                                     -----------             -----------
OTHER INCOME (EXPENSE)

    Interest income                                                        3,618                   7,724
    Interest expense                                                  (192,421)             (58,089)
    Loss on disposal of assets                                        (9,641)                   -
    Loss on investments                                                     -                 (229,914)
                                                                     -----------             -----------
                                                                      (198,444)             (280,279)
                                                                     -----------             -----------
NET LOSS FROM CONTINUING OPERATIONS                                   (4,625,351)             (2,646,866)
                                                                     -----------             -----------
DISCONTINUED OPERATIONS

    Loss from discontinued operations                                       -                 (230,217)
    Loss on disposal of discontinued
        operations                                                          -                 (148,062)
                                                                     -----------             -----------
                                                                            -                 (378,279)
                                                                     -----------             -----------
NET LOSS                                                             $(4,625,351)            $(3,025,145)
                                                                     ===========             ===========
NET LOSS PER COMMON
    SHARE                                                            $(    .0088)            $(    .0061)
                                                                     ===========             ===========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING (shares
    in 100's)                                                          5,269,872               4,938,179
                                                                     ===========             ===========
LOSS FROM CONTINUING OPERATIONS                                      $(    .0088)            $(    .0053)
                                                                     ===========             ===========
LOSS FROM DISCONTINUED OPERATIONS                                    $      -                $(    .0005)
                                                                     ===========             ===========
LOSS FROM DISPOSAL OF DISCONTINUED
    OPERATIONS                                                       $      -                $(    .0003)
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

                          BIFS TECHNOLOGIES CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                              (shares in hundreds)

                                                                                Additional    Stock     Deferred
                                Common stock    Common stock  Treasury stock      paid-in  subscription  stock    Accumulated
                              Shares  Par value  subscribed   Shares    Cost      capital   receivable  options    deficit

BALANCE, DECEMBER 31, 1999  4,209,100    $4,209   $312,500   67,500 $ 135,000   $1,769,118  $ (312,500)   $ -     $(1,625,801)

  Stock used to acquire
    subsidiary                 17,500        17        -         -         -       236,233       -          -            -

  Stock used to acquire
    business assets            86,000        86        -         -         -       615,104       -          -            -

  Stock used to acquire
    customer rights            33,800        34        -         -         -       271,780       -          -            -

  Stock issued for
    compensation               80,000        80        -         -         -       713,620       -          -            -

  Stock issued for services    20,000        20        -         -         -       129,980       -          -            -

  Stock issued for cash       674,307       674   (312,500)      -         -     1,099,326     312,500      -            -

  Cash contributed               -           -         -         -         -        22,500       -          -            -

  Contribution of interest
    to additional paid-in
    capital                      -           -         -         -         -        40,272       -          -            -

  Stock options granted for
    services and
    compensation                 -           -         -         -         -       909,220       -       (909,220)       -

  Stock options exercised
    for services               30,000        30        -         -         -         2,269    (316,200)   313,901        -

  Stock options exercised
    as compensation            42,500        43        -         -         -        34,045       -        311,650        -

  Treasury stock issued for
    services                   -           -           -     62,500   125,000      (12,500)      -          -            -

  Cost of consulting
    agreements                 -           -           -         -         -            -      105,400      -            -

 Net loss                      -           -           -         -         -            -        -          -      (3,025,145)
                            ---------   -------   --------  ------- ---------   ----------  ---------- ---------- -----------

BALANCE, DECEMBER 31, 2000  5,193,207    $5,193      $ -      5,000 $ (10,000)  $5,830,967  $ (210,800) $(283,669)$(4,650,946)

                          BIFS TECHNOLOGIES CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                              (shares in hundreds)

                                                                                Additional    Stock     Deferred
                                Common stock    Common stock  Treasury stock      paid-in  subscription  stock    Accumulated
                              Shares  Par value  subscribed   Shares    Cost      capital   receivable  options    deficit

  Stock used to acquire
    subsidiary                 20,000      $ 20      $ -      -        $ -        $477,680     $ -        $ -          $ -

  Stock issued for services    10,000        10        -      -          -         233,740    (233,750)     -            -

  Stock issued for cash       156,462       157        -      -          -         868,002       -          -            -

  Contribution of interest
    to additional paid-in
    capital                        -        -          -      -          -         189,473       -          -            -

 Contribution of stockholder
    debt                           -        -          -      -          -         989,000       -          -            -

  Cost of consulting
    agreements                     -        -          -      -          -            -        170,334      -            -

   Net loss                        -        -          -       -          -           -          -          -      (4,625,351)
                            ---------   -------   --------  ------- ---------   ----------  ---------- ---------- -----------

 BALANCE, DECEMBER 31, 2001 5,379,669    $5,380      $ -     5,000  $ (10,000)  $8,588,862  $ (274,216) $(283,669)$(9,276,297)
                            =========   =======   ========  ======= =========   ==========  ==========  ======================

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001                   2000
                                                                     ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                                      $   531,808             $   467,577
   Cash paid for continuing operating
      expenses                                                        (2,626,076)             (1,222,181)
   Cash paid for discontinued operations                                -                     (65,592)
   Cash received for interest                                              3,618                   6,909
   Cash paid for interest                                             (2,948)             (18,548)
                                                                     ------------            ------------
      Net cash used by operating
         activities                                                   (2,093,598)             (831,835)
                                                                     ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related company                                             -                  (128,000)
   Repayment of advances to related
      company                                                              -                     575,910
   Advance to pre-acquisition company                                 (52,000)                   -
   Purchase of business and other assets                                     -                (8,354)
   Purchase of equipment and fixtures                                 (288,563)             (958,385)
   Other                                                                 120,757                    -
                                                                     ------------            ------------
      Net cash used by investing
         activities                                                   (219,806)             (518,829)
                                                                     ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common
      stock                                                              868,159               1,100,000
   Proceeds from stockholder
      notes payable                                                      797,000                 950,000
   Proceeds from related party
      advances                                                            35,000                    -
   Repayment of related party advances                                (6,000)             (16,539)
                                                                     ------------            ------------
      Net cash provided by
         financing activities                                          1,694,159               2,033,461
                                                                     ------------            ------------
NET (DECREASE) INCREASE IN CASH                                       (619,245)                682,797

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                     682,803                       6
                                                                     ------------            ------------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                       $    63,558             $   682,803
                                                                     ============            ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                         2001                    2000
                                                                     ------------            ------------
                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES

NET LOSS                                                             $(4,625,351)            $(3,025,145)

RECONCILING ADJUSTMENTS

   Impairment loss on long-lived and
      and intangible assets                                            1,698,469                  -
   Loss on disposal of fixed assets                                        9,641                  -
   Loss on investments                                                      -                    229,914
   Loss from discontinued operations                                        -                    164,625
   Loss on disposal of discontinued operations                              -                    148,062
   Decrease in accounts receivable                                        21,039                  39,797
   Increase in prepaid professional fees                              (63,416)             (210,800)
   Decrease in other assets                                               28,497              (21,764)
   Depreciation and amortization                                         316,879                  96,313
   Increase in accounts payable
      and accrued expenses                                                97,421                 136,294
   Stock issued for services                                             233,750               1,618,300
   Contribution of accrued interest
      to paid-in capital                                                 189,473                  40,272
   Other                                                                    -                 (47,703)
                                                                     ------------            ------------
CASH FLOWS FROM OPERATING
   ACTIVITIES                                                        $(2,093,598)            $(831,835)
                                                                     ============            ============

                   NONCASH INVESTING AND FINANCING ACTIVITIES

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                                                $   189,473             $    40,272
                                                                     ============            ============
ACQUISITION OF BUSINESS ASSETS WITH
   COMMON STOCK AND ADDITIONAL PAID
   IN CAPITAL                                                        $   477,700             $ 1,144,042
                                                                     ============            ============
STOCK ISSUED FOR SERVICES                                            $   233,750             $ 1,407,338
                                                                     ============            ============
DECREASE IN STOCKHOLDER AND OTHER
   RELATED PARTY NOTES PAYABLE THROUGH
   CONTRIBUTION TO PAID-IN CAPITAL                                   $   989,000             $      -
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
           December 2003
                                                 758,000
                                             -----------
                                             $ 1,106,900
                                             ===========

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
                                                                -----------
                                                                $ 3,917,527
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                             $ 1,067,359

Other liabilities                                                 1,359,973
                                                                -----------
                                                                  2,427,332

Stockholders' equity                                              1,490,195
                                                                -----------
                                                                $ 3,917,527
                                                                ===========

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE E - BUSINESS ACQUISITIONS (continued)

                                   OPERATIONS

Revenues                                     $ 2,840,418
                                             ============
Net loss                                     $(2,905,195)
                                             ============
Net loss per common share                    $(    .0059)
                                             ============

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

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE I - SEGMENTS (continued)

December 31, 2001
                                 Environmental   Emerging        Govermental        Segment    All       Eliminating   Consolidated
                                 services        technologies     operations         totals   other       adjustments     totals
                                ---------         ----------       ----------   ----------    -----------  ----------   -----------

  External revenue              $  60,095          $ 284,484       $  166,190   $  510,769    $ -          $ -          $   510,769
                                =========          =========       ==========   ==========    ===========  ==========   ===========
  Intersegment revenue          $  -               $ -             $ -          $ -           $ -          $ -          $ -
                                =========          =========       ==========   ==========    ===========  ==========   ===========
  Interest expense, net         $  85,831          $ 244,822       $ -          $  330,653    $ -          $ (138,232)  $   192,421
                                =========          =========       ==========   ==========    ===========  ==========   ===========
  Depreciation and
    amortization                $   4,084          $ 215,644       $   92,595   $  312,323    $     4,556  $ -          $   316,879
                                =========          =========       ==========   ==========    ===========  ==========   ===========
  Loss from continuing
    operations                  $ (10,256)       $(2,017,349)      $ (450,413) $(2,478,018)   $(2,147,333) $ -          (4,625,351)
                                =========          =========       ==========   ==========    ===========  ==========   ===========
  Significant non-cash items -

    Employee and consultant
      compensation              $ -                 $ 64,934       $ -         $    64,934    $   105,400   $ -          $  170,334

    Loss on impairment of
      long-lived assets           -                1,313,364          385,105    1,698,469       -            -           1,698,469
                                ---------         ----------       ----------   ----------    -----------  ----------   -----------

                                $ -              $ 1,378,298       $  385,105  $ 1,763,403    $   105,400    $ -        $ 1,868,803
                                =========          =========       ==========   ==========    ===========  ==========   ===========
  Total assets                  $  34,035          $ 513,646       $ -         $   547,681    $   106,859    $ -        $   654,540
                                =========          =========       ==========   ==========    ===========  ==========   ===========
  Expenditures for long-
    lived assets                $ -                $ 275,649       $ -         $   275,649     $   12,914    $ -        $   288,563
                                =========          =========       ==========   ==========    ===========  ==========   ===========

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE I - SEGMENTS (continued)

December 31, 2000

                               Environmental     Emerging        Govermental    Segment     All        Eliminating    Consolidated
                                services          technologies    operations      totals   other       adjustments       totals
                               -------------     -------------   -----------    ---------- ----------- -----------    -------------

  External revenue               $ -             $  427,780        $ -      $   427,780    $ -           $ -          $     427,780
                                ==========       ==========        ======== ===========    ===========   =========    =============
  Intersegment revenue           $ -             $   -             $ -      $    -         $ -           $ -          $        -
                                ==========       ==========        ======== ===========    ===========   =========    =============
  Interest expense, net          $  33,862       $   36,853        $ -      $    70,715    $ -           $ (12,626)   $      58,089
                                ==========       ==========        ======== ===========    ===========   =========    =============
  Depreciation and
    amortization                 $   4,084       $   91,395        $ -      $    95,479    $      834    $ -          $      96,313
                                ==========       ==========        ======== ===========    ===========   =========    =============
  Loss from continuing
    operations                   $ (62,264)      $(2,183,654)      $ -      $(2,245,918)    $(400,948)   $ -         $ (2,646,866)
                                ==========       ==========        ======== ===========    ===========   =========    =============
  Significant non-cash items -

    Employee and consultant
      compensation               $ -             $ 1,099,938       $ -      $ 1,099,938     $  307,400    $ -         $   1,407,338

    Loss on market
      investments                $ -                 229,914         -          229,914               -     -               229,914

    Loss on disposal of
 discontinued operations         $ -                 312,687         -          312,687               -     -               312,687

    Acquisition of long-
      lived assets                 236,250           393,635         -          629,885       (236,250)     -               393,635
                                ----------       -----------       -------- -----------    -----------   ---------    -------------
                                 $ 236,250       $ 2,036,174       $ -      $ 2,272,424     $   71,150    $ -         $   2,343,574
                                ==========       ==========        ======== ===========    ===========   =========    =============
  Total assets                   $  38,121       $ 1,701,308       $ -      $ 1,739,429     $1,122,175    $ -         $   2,861,604
                                ==========       ==========        ======== ===========    ===========   =========    =============
 Expenditures for long-
   lived assets                  $ -             $ 1,600,094       $ -      $ 1,600,094     $ -           $ -         $   1,600,094
                                ==========       ==========        ======== ===========    ===========   =========    =============

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

                                                      2001              2000
                                                  -----------        -----------

         Environmental services                   $    52,000        $      -                                                                     -

         Emerging technologies                      1,209,986          1,542,595

         Governmental services                         55,096               -
                                                  -----------        -----------
                                                  $ 1,317,082        $ 1,542,595
                                                  ===========        ===========

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

        Net sales                              $ 338,712
                                               ==========

        Operating loss                         $(230,217)
                                               ==========
        Loss from discontinued
        operations                             $(378,279)
                                               ==========

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

                                               Carrying                  Fair
                                                amount                  value
                                             ------------            -----------
   Financial assets -

    Cash                                     $    63,558             $    63,558
                                             ============            ===========
   Financial liabilities -

      Accounts payable and
       accrued expenses                      $   672,832             $   672,832
                                             ============            ===========
      Stockholder notes
       payable                               $ 1,106,900             $ 1,106,900
                                             ============            ===========
      Related party notes
       payable                               $    95,748             $    95,748
                                             ============            ===========

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

                                                 2001                    2000
                                           --------------            ------------
Deferred tax benefit                       $   1,042,000             $   621,100

Less valuation allowance                      (1,042,000)               (621,100)
                                           --------------            ------------
                                           $      -                  $    -
                                           ==============            ============

The valuation allowance has been provided by the management of the Company. This is due to the uncertainty of the realization of the future benefit of the deferred tax assets.

For the years ended December 31, 2001 and 2000, the following temporary differences give rise to the above deferred tax benefits:

                                                 2001                    2000
                                           --------------            ------------
Unamortized start-up costs                   $ 1,036,000            $  1,586,000

Net operating loss carryovers                  4,390,000               1,619,000

Impairment of long-lived assets                1,198,000                    -
                                           --------------            ------------
                                             $ 6,624,000            $  3,205,000
                                           ==============            ============

For the years ended December 31, 2001 and 2000, a reconciliation of the income tax benefit at statutory rates to the Company's effective rate is as follows:

                                                2001                     2000
                                           --------------            ------------
Benefit computed at statutory rates
                                                    37.6%                   37.6%

    Nondeductible stock marketing and               (6.1%)                  (1.3%)

    Less valuation allowance on deferred
      tax assets                                  ( 31.5%)                ( 36.3%)
                                           --------------            ------------
    Benefit computed at effective rate              -   %                   -   %
                                           ==============            ============

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE M - INCOME TAXES (continued)

At December 31, 2001 and 2000, deferred tax assets consist of the following:

                                                   2001                   2000
                                              -----------             -----------
Deferred tax assets                           $2,488,000              $1,205,000
Less valuation allowance
                                              (2,488,000)             (1,205,000)
                                              -----------             -----------
                                              $       -               $      -
                                              ===========             ===========

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

           Year              Amount
           ----            --------
           2002            $ 38,400
           2003              12,800
                           --------
                           $ 51,200
                           ========

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

                                                 2001                     2000
                                             ------------            -------------
Outstanding, beginning of year                 7,850,000                   -

Options granted                                9,000,000              15,100,000

Options exercised                                     -               (7,250,000)

Options forfeited                            (1,000,000)                   -
                                             ------------            -------------
Outstanding,                                  15,850,000               7,850,000
  end of year                                ============            =============

Exercisable                                    5,850,000               4,850,000
                                             ============            =============

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