Form 10KSB/A
period 2000-12-31
BIFS TECHNOLOGIES CORP
filed 2002-05-01
CIK 1060967

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A3

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

                                      -1-
                                                                            Page
                                                                          ------

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                         HOLDERS..............................................15

PART II.......................................................................16

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                         SHAREHOLDER MATTERS..................................16

         ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                         OF OPERATION  PLAN OF OPERATION......................17

         ITEM 7.   FINANCIAL STATEMENTS.......................................28

         ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE...................28

PART III......................................................................29

         ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                         CONTROL PERSONS:  COMPLIANCE WITH SECTION
                         16(a) OF THE EXCHANGE ACT............................29

         ITEM 10.  EXECUTIVE COMPENSATION.....................................31

         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT...............................31

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                          TRANSACTIONS........................................32

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K............................32

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

                         Pollution Control Systems Group
                         -------------------------------

A.(i) The Company has acquired and marketed a patented pollution control technology under Patent number 5,205,935. The patent was acquired from AAA
Environmental Services Corporation ("AAA") on May 15, 1995 for the sum of
$61,073. AAA is 100% owned by the majority shareholders of the Company. AAA had an agency agreement with the Company dated December 20, 1992 to provide services as national sales agent. The agreement was mutually terminated on December 20,
2000. A new national sales agreement was executed on January 2, 2001 with BSA
Enterprises, Inc. ("BSA") with the same terms and conditions as the AAA agreement. BSA is wholly owned by family members of Mr. Keyser. The technology provides a method and apparatus for the continuous degradation of hazardous and organic wastes. The apparatus includes a high performance fixed film bioreactor system which remediates and purifies contaminated waters.

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

Beach Access is marketing this technology under the trade name of "SWOMI™",
Seamless Wireless Omni-directional Mobile Internet. - - - - - SWOMI™ offers the user true roaming capability within the SWOMI™ system with access speeds of
2Mbps, the same as a direct connection to a T-1. The SWOMI™ system incorporates
Beach Access ISP assets and allows customers to link their computers, at T-1 access speeds, for video, audio or data transmission on the Internet using a patented roaming technology.

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

F. Government Regulation
---------------------

In addition to the Resource Conservation and Recovery Act, the Clean Water Act
and The Environmental Protection Agency regulations, the Company now also comes under the jurisdiction of the Federal Communications Commission (FCC). Since the
Technology Group uses radio frequencies to carry information among the users, towers and the ISP, the Group must comply with FCC rules and regulations. A major factor is that the FCC regulates which frequencies may be used and the power transmitted on each frequency.

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

The Company, at December 31, 2000, had $2,861,604 in assets of which Internet systems and equipment account for almost one-half. Liabilities consist of certain accounts payable, accrued expenses and the current portion of related party and shareholder notes payable and total $610,086. The Company continues to maintain a current asset to current liability ratio of 1.64 to1.

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

In November 2000, the Company signed the contract for deicer disposal services at Mid-America St. Louis Airport. Based on Company estimates, approximately
$87,000 will be required to acquire and install the necessary equipment. The contract is for a five-year term with two five-year extensions at the Airport's option. The Company has been and remains subject to the regulations imposed by the Environmental Protection Agency.

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

Recent Developments
-------------------

On January 26, 2001, the Company acquired 55% of the common stock of GPS
Integrators, Inc. (GPS), a Texas corporation. GPS provides the equipment and software associated with a proprietary ice monitoring system used on airport runways. GPS is an example of a synergistic acquisition to augment the contacts and services offered by the Company. This is based upon the fact that the GPS marketing plan for dealing with airports is complimentary to marketing the biofiltration systems to the same target audience. Subsequent to the acquisition, GPS was awarded a service contract at Scott AFB, which is co-located with Mid America Airport. In addition to the ice monitoring product line, GPS is developing a state-of-the-art airport information system. This system expands on the technology developed for the existing product line by incorporating facilities management, GPS tracking of aircraft, vehicles and personnel on airport property, high-speed Internet connectivity among airport operations stakeholders and high-speed Internet access for airport passengers.

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

   o  2,000,000 shares of the Company's restricted stock for purchase of 55% of
      GPS;

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

SWOMI
-----

The Myrtle Beach operation is continuing the development of "SWOMI™", Seamless
Wireless Omni-directional Mobile Internet - - - - - infrastructure in the Myrtle
Beach area. SWOMI™ offers the user true roaming capability within the SWOMI™
system with access speeds of 2Mbps. Using the SWOMI™ equipment, a user will be able to move within the SWOMI™ network area with no loss of service or degradation of speed.

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

In connection with development and construction of the wireless Internet access system, the Company has committed to purchase $1,182,375 in component parts used in the system. Through December 31, 2000, the Company has received and recorded
$793,905 toward this purchase. As of this date, the Company will not expend any additional capital for the build-out of the wireless system due to the fact that the component parts for the wireless system have failed to meet specifications and, accordingly, the purchase order has been cancelled.

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

                                    Pollution               Internet             Eliminating        Consolidated
                                    Treatment              Technology              Adjustments           Total

  External revenue                 $     -                 $    427,780          $     -             $    427,780
                                   =============           ============          ==============      ============
  Intersegment revenue             $     -                 $       -             $     -             $       -
                                   =============           ============          ==============      ============
  Interest expense, net            $      26,138           $     24,227          $     -             $     50,365
                                   =============           ============          ==============      ============
  Depreciation and
      amortization                 $      38,641           $     57,672          $     -             $     96,313
                                   =============           ============          ==============      ============
  Loss from continuing
      operations                   $  (775,876)          $ (1,870,990)         $     -             $ (2,646,866)
  Loss from discontinued
      operations                         -                   (378,279)               -               (378,279)
                                   -------------           ------------          --------------      ------------
  Net loss                         $  (775,876)           $(2,249,269)         $     -             $ (3,025,145)
                                   =============           ============          ==============      ============

  Significant non-cash items
    Employee and consultant
      compensation                 $     307,400            $ 1,099,938          $     -             $  1,407,338
    Loss on market
      investments                        -                      229,816                -                  229,816
    Loss on disposal of
      business segment                   -                      312,687                -                  312,687
                                   -------------           ------------          --------------      ------------

                                   $     307,400            $ 1,642,441          $     -             $  1,949,841
                                   =============           ============          ==============      ============
    Acquisition of long-
      lived assets                 $     236,250            $   393,635          $   (236,250)     $    393,635
                                   =============           ============          ==============      ============

    Total assets                   $   3,844,277            $ 1,894,559          $   (2,877,232)     $  2,861,604
                                   =============           ============          ==============      ============

    Expenditures for long-
      lived assets                 $     260,027            $ 1,576,317          $   (236,250)     $  1,600,094
                                   =============           ============          ==============      ============

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

                  Net sales                                           $     ==
                                                                        338,712
                                                                        =======

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

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly Biofiltration Systems, Inc.)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                              (shares in hundreds)

                                                                                   Additional      Stock       Deferred
                            Common stock      Common stock      Treasury stock     paid-in     subscription    stock      Accumulated
                               Shares    Par value subscribed  Shares     Cost     capital      receivable     options      deficit

BALANCE, DECEMBER 31, 1998    3,959,100  $3,959    $  -    $ 92,500   $(185,000)  $ 812,091      $ -         $ -      $ (576,839)

  Stock subscription for
    875,000 shares (varying
    price per share)               -        -    1,000,000     -          -            -       (1,000,000)     -         -

  Stock issued for services

    ($.035 per share)              -        -         -     (25,000)     50,000      37,500         -          -         -

  Contribution of interest
    to additional paid-in
    capital                        -        -         -         -          -         44,777         -          -         -

  Collection of stock
    subscription receivable
    and issue of stock
    for services                250,000     250   (62,500)     -          -        874,750        62,500      -         -

   Adjustment to stock
     subscription price
     per share                     -        -     (625,000)     -          -           -          625,000      -         -

   Net loss                        -        -         -         -          -           -            -          -      (1,048,962)

 BALANCE, DECEMBER 31, 1999   4,209,100   4,209    312,500   67,500     (135,000) 1,769,118    (312,500)     -      (1,625,801)

                          BIFS TECHNOLOGIES CORPORATION
                     (Formerly Biofiltration Systems, Inc.)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                              (shares in hundreds)

                                                                                    Additional    Stock        Deferred
                                Common stock       Common stock    Treasury stock    paid-in    subscription   stock     Accumulated
                             Shares   Par value   subscribed     Shares     Cost     capital     receivable    options      deficit

  Stock used to acquire
    subsidiary                   17,500  $   17    $ -           -     $ -         $236,233        $ -    $     -       $    -

  Stock used to acquire
    business assets              86,000      86      -           -           -      615,104          -          -            -

  Stock used to acquire
    customer rights              33,800      34      -           -           -      271,780          -          -            -

   Stock issued for
    compensation                 80,000      80      -           -           -      713,620          -          -            -

  Stock issued for services      20,000      20      -           -           -      129,980          -          -            -

  Stock issued for cash         674,307     674   (312,500)      -           -    1,099,326       312,500       -            -

  Cash contributed                 -         -      -            -           -       22,500          -          -            -

  Contribution of interest
    to additional paid-in
    capital                        -         -      -            -           -       40,272          -          -            -

  Stock options granted for
    services and
    compensation                   -         -      -            -           -      909,220          -      (909,220)         -

  Stock options exercised
    for services                 30,000      30     -            -           -        2,269          -       313,901           -

  Stock options exercised
    as compensation              42,500      43     -            -           -       34,045          -       311,650           -

  Treasury stock issued for
    services                       -         -      -        62,500      125,000    (12,500)         -          -              -

   Net loss                        -         -      -            -           -          -            -          -        (3,025,145)

 BALANCE, DECEMBER 31, 2000   5,193,207  $5,193     -         5,000    $ (10,000)$5,830,967        $ -    $ (283,669)   $(4,650,946)

                          BIFS TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                          2001                  2000

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                                      $   531,808             $   467,577
   Cash paid for continuing operating
      expenses                                                        (2,626,076)             (1,222,181)
   Cash paid for discontinued operations                                -                     (65,592)
   Cash received for interest                                              3,618                   6,909
   Cash paid for interest                                             (2,948)             (18,548)

      Net cash used by operating
         activities                                                   (2,093,598)             (831,835)

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related company                                             -                  (128,000)
   Repayment of advances to related
      company                                                              -                     575,910
   Advance to pre-acquisition company                                 (52,000)                   -
   Purchase of business and other assets                                     -                (8,354)
   Purchase of equipment and fixtures                                 (288,563)             (958,385)
   Other                                                                 120,757                    -

      Net cash used by investing
         activities                                                   (219,806)             (518,829)

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of common
      stock                                                              868,159               1,100,000
   Proceeds from stockholder
      notes payable                                                      797,000                 950,000
   Proceeds from related party
      advances                                                            35,000                    -
   Repayment of related party advances                                (6,000)             (16,539)

      Net cash provided by
         financing activities                                          1,694,159               2,033,461

NET (DECREASE) INCREASE IN CASH                                       (619,245)                682,797

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                                     682,803                       6

CASH AND CASH EQUIVALENTS,
   END OF YEAR                                                       $    63,558             $   682,803

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
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE I - SEGMENTS (continued)

December 31, 2001
                                 Environmental   Emerging        Governmental        Segment    All       Eliminating    Consolidated
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

BSA is wholly owned by family members of Mr. Keyser.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  See Exhibit Index.
(b)      Reports on Form 8-K: The Company filed a Current Report on Form 8-K during the fiscal quarter ended December 31, 2000.

                                  EXHIBIT INDEX

         Exhibit                       Exhibit                             Page
         Number                     Description                           Number
         ----------                         ---------------           ----------
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

Date: April 24, 2002                 BIFS TECHNOLOGIES CORP.

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

Date: April 24, 2002            By:  /s/  Alpha J. Keyser
                                     ---------------------------------
                                     Alpha J. Keyser, President and Director
                                    (Principal Financial and Accounting Officer)

Date: April 24, 2002            By:  /s/  Thomas Cannon
                                     -----------------------------------
                                     Thomas Cannon, Director

Date: April 24, 2002            By:  /s/ James A. Feiler
                                     -----------------------------------
                                     James A. Feiler, Director