Form 10QSB
period 2002-03-31
BIFS TECHNOLOGIES CORP
filed 2002-05-21
CIK 1060967

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

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

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of March 31, 2002 was 539,966,852 shares.

                             BIFS TECHNOLOGIES CORP.

                                      INDEX
                                                                        Page
PART I  - FINANCIAL INFORMATION:

     ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheet - March 31, 2002 ..................1-2

          Consolidated Statements of Operations for the Three Months
          and Three Months Ended March 31, 2002 and 2000 ...............3-4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 2002 and 2000 ................................5-6

          Notes to Consolidated Financial Statements ..................7-10

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ....................11-13

PART II  - OTHER INFORMATION:

                         PART I - FINANCIAL INFORMATION

 BIFS TECHNOLOGIES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2002
                                 --------------

                                     ASSETS
                                     ------

CURRENT ASSETS

    Cash                                                          $   4,866
    Accounts receivable, net                                         17,688
    Other current assets                                             18,318
                                                                  ---------

        TOTAL CURRENT ASSETS                                         40,872
                                                                  ---------

FIXED ASSETS

    Internet access equipment                                       341,803
    Furniture and fixtures                                          106,589
                                                                  ---------

                                                                    448,392
    Accumulated depreciation                                       (110,789)
                                                                  ---------

                                                                    337,603
                                                                  ---------

OTHER ASSETS

    Patent, net                                                      33,014
    Goodwill, net                                                    94,196
    Advance to pre-acquisition company                               57,000
    Other                                                            33,341
                                                                  ---------

                                                                    217,551
                                                                  ---------

                                                                  $ 596,026
                                                                  =========

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                 MARCH 31, 2002
                                 --------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

    Current portion of related party
        notes payable                                           $    34,675
    Due to related party                                             31,000
    Accounts payable and accrued expenses                           826,144
                                                                -----------

        TOTAL CURRENT LIABILITIES                                   891,819
                                                                -----------

OTHER LIABILITIES

    Notes payable to majority stockholder                           758,000
    Other stockholder notes payable                                 348,900
    Related party notes payable,
        less current portion                                         61,073
                                                                -----------

                                                                  1,167,973
                                                                -----------

COMMITMENTS AND CONTINGENCIES                                        -
                                                                -----------

STOCKHOLDERS' EQUITY

    Common stock $.00001 par value,
        800,000,000 shares authorized,
        539,966,852 shares issued and
        539,466,852 shares outstanding                                5,400
    Additional paid-in capital                                    8,665,719
    Subscription receivable                                      (228,386)
    Deferred stock options                                       (283,669)
    Accumulated deficit                                          (9,612,830)
                                                                -----------

                                                                 (1,453,766)

    Less treasury stock                                          (10,000)
                                                                -----------

                                                                 (1,463,766)
                                                                -----------

                                                                $   596,026
                                                                ===========

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                          --------------------------

                                                                                    Three-months ended
                                                                                --------------------------
                                                                                2002                   2001
                                                                            -----------            -----------
                                                                            (Unaudited)            (Unaudited)

REVENUES                                                                    $    43,365             $  119,676

COST OF REVENUES                                                                 83,464                137,237
                                                                            -----------            -----------

GROSS PROFIT (LOSS)                                                          (40,099)            (17,561)
                                                                            -----------            -----------

OTHER EXPENSES

    General and administrative                                                   75,838                111,243
    Salaries and related expenses                                                76,459                141,363
    Professional fees                                                            83,405                268,925
    Marketing                                                                    14,653                 83,399
    Depreciation and amortization                                                17,929                 73,140
    Interest                                                                     28,150                 36,977
                                                                            -----------            -----------

                                                                                296,434                715,047
                                                                            -----------            -----------

NET LOSS                                                                    $(336,533)           $(732,608)
                                                                            ===========             ===========

LOSS PER COMMON SHARE                                                       $(    .0006)           $(    .0014)
                                                                            ===========            ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)                                             5,385,891              5,232,874
                                                                            ===========            ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                          -- ------------------------

                                                                                      Three months ended
                                                                                  -------------------------
                                                                                      2002              2001
                                                                                  ----------        ------------
                                                                                  (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                                                    $  36,807          $  98,743
   Cash paid for expenses                                                           (134,676)          (856,975)
   Interest                                                                         (1,273)             2,662
                                                                                   ---------          ---------

      Net cash used by operating activities                                         (99,142)          (755,570)
                                                                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related companies                                                    (7,000)              -
   Purchase of fixed assets                                                         (2,550)          (75,500)
                                                                                   ---------          ---------

      Net cash used by investing
         activities                                                                 (9,550)          (75,500)
                                                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of stock                                                        50,000            331,000
   Proceeds from stockholder note
      payable                                                                           -               250,000
                                                                                   ---------          ---------

      Net cash provided by financing activities                                       50,000            581,000
                                                                                   ---------           ---------

NET DECREASE IN CASH                                                                (58,692)          (250,070)

CASH, BEGINNING OF PERIOD                                                             63,558            682,803
                                                                                   ---------          ---------

CASH, END OF PERIOD                                                                $   4,866          $ 432,733
                                                                                   =========          =========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2002 AND 2001
                          -- ------------------------

                                                                                         Three-months ended
                                                                                   -------------------------
                                                                                     2002                2001
                                                                                 -----------         ----------
                                                                                 (Unaudited)         (Unaudited)

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                                                           $(336,533)         $(732,608)

RECONCILING ADJUSTMENTS

   Depreciation and amortization                                                      17,930             73,140
   Increase in accounts receivable                                                  (6,558)          (20,933)
   Decrease in inventory                                                                -                 1,137
   Increase in prepaid expenses                                                         -              (185,446)
   Increase (decrease) in accounts
      payable and accrued expenses                                                   153,312           (151,914)
   Decrease in other assets                                                             -                15,064
   Stock issued for services                                                          45,830            233,750
   Contribution of accrued interest
      to paid-in capital                                                              26,877             12,240
                                                                                   ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES                                               $(99,142)         $(755,570)
                                                                                   =========          =========

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                                                              $  26,877          $  12,240
                                                                                   =========          =========

ISSUE OF STOCK FOR SERVICES                                                        $  45,830          $ 233,750
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

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------

The information presented herein as of March 31, 2002, and for the three months ended March 31, 2002 and 2001, is unaudited.

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

Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2002. For further information, refer to the December 31, 2001, financial statements and footnotes included in the Company's annual filing with the Securities and Exchange Commission.

NOTE B - REVENUE RECOGNITION

The Company's revenues are derived from the following sources:

- access charges to the internet, using various payment plans, through dial-up means;

- sale or lease of pollution treatment equipment;

- sale of ice monitoring software and equipment.

Internet customers are charged a monthly fixed fee for access to the internet.
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

NOTE C - NET LOSS PER COMMON SHARE

Net loss per common share is computed in accordance with the requirements of
Statement of Financial Accounting Standards No. 128.

NOTE D - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and government operations. For the three months ended
March 31, 2002 and 2001, information on reportable segments is as follows:

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE D - SEGMENTS (continued)

March 31, 2002
                                   Environmental                Emerging                 Govermental                 Segment
                                     services                 technologies               operations                  totals
                               ----------------------     ----------------------     --------------------     ----------------------

  External revenue              $       -                  $    43,365                $      -                 $    43,365
                               ======================     ======================     ====================     ======================

  Intersegment revenue          $       -                  $       -                  $      -                 $       -
                               ======================     ======================     ====================     ======================

  Net loss                      $       -                  $  (137,530)               $      -                 $  (137,530)
                               ======================     ======================     ====================     ======================

March 31, 2001

  External revenue              $       -                  $   119,676                $      -                 $   119,676
                               ======================     ======================     ====================     ======================

  Intersegment revenue          $       -                  $       -                  $      -                 $       -
                               ======================     ======================     ====================     ======================

  Net loss                      $       -                  $  (402,694)               $  (20,002)              $  (422,696)
                               ======================     ======================     ====================     ======================

NOTE D - SEGMENTS (continued)

March 31, 2002
                                                             All                   Eliminating              Consolidated
                                                            other                  adjustments                 totals
                                                    ----------------------     --------------------     ---------------------

  External revenue                                   $       -                  $      -                 $       -
                                                    ======================     ====================     =====================

  Intersegment revenue                               $       -                  $      -                 $       -
                                                    ======================     ====================     =====================

  Net loss                                           $  (199,003)               $      -                 $  (199,003)
                                                    ======================     ====================     =====================

March 31, 2001

  External revenue                                   $       -                  $      -                 $       -
                                                    ======================     ====================     =====================

  Intersegment revenue                               $       -                  $      -                 $       -
                                                    ======================     ====================     =====================

  Net loss                                           $  (309,912)               $      -                 $  (309,912)
                                                    ======================     ====================     =====================

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 MARCH 31, 2002
                                 --------------

NOTE E - OPERATING RESULTS

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and planned capital improvements.

Management is attempting to obtain funds to support continuing operations and capital improvements. At March 31, 2002, and subsequently, management is negotiating with funding sources to meet its projected needs. Management is confident they will be successful in their negotiations and will obtain the necessary funding. Through May 15, 2002, additional funding to support operations has not been obtained.

NOTE F - LITIGATION

The Company is involved as a defendent in several lawsuits. At March 31, 2002, and through May 15, 2002, management does not anticipate either an unfavorable settlement or if unfavorably settled, any material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

     Net sales for the three months ended March 31, 2002 decreased 63% to
$43,365 from $119,676 during the same period the prior year. Net sales decreased primarily as a result of a decrease in web development, hardware sales and service operations at Beach Access.net as compared to the same period of the previous year.

     Cost of sales for the three months ended March 31, 2002 decreased 39% to
$83,464 from $137,237 during the same period the prior year. The decrease is primarily due to the reduction of technical costs required to support sales at
Beach Access.net.

     General and administrative expenses for the three months ended March 31,
2002 decreased (32%) to $75,838 from $111,243 in the same period during the prior year primarily due to implementation of various cost control measures in these areas.

     Salaries and related expenses for the three months ended March 31, 2002 decreased (46%) to $76,549 from $141,363 during the same period the prior year.
This is primarily due to staff reductions within the Myrtle Beach operation and a decrease in upper management compensation.

     Professional fees for the three months ended March 31, 2002 decreased 69%
to $83,405 from $268,925 during the same period the prior year. This is primarily due to the decrease in the requirement for technical consultant fees for new ventures and professional fees related to due diligence matters that were incurred during the same period of the previous year.

     Marketing costs for the three months ended March 31, 2002 decreased 82% to
$14,653 from $83,399 in the same period during the prior year. This reduction is primarily due to selling and marketing costs incurred in 2001 were associated with expansion of the Myrtle Beach operation and that the costs of marketing and advertising currently being utilized were incurred in the previous year.

     Depreciation and amortization expenses for three months ended March 31,
2002 decreased 75% to $17,929 from $73,140 for the same period during the prior year due to goodwill, which had been amortized during the previous period, was recorded as an impairment loss at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 2002 the Company had a net loss of
$(336,533) compared to $(732,608) in the prior year. Cash used by operating activities of continuing operations was $(99,142) during the three months ended
March 31, 2002 compared to $(755,570) in the prior year. The decrease in cash used by operating activities of continuing operations during the three months ended March 31, 2002 compared to the same period the prior year was primarily due to it's Myrtle Beach operation cash requirements incurred in the previous year and cost reduction measures that were deployed during the current period.
Investing activities used $(9,550) during three months ended March 31, 2002 compared to providing $75,500 during the same period the prior year. The decrease resulted primarily from the expansion of its Myrtle Beach operation in the same period of 2001.

     Financing activities generated $50,000 during the three months ended March
31, 2002 compared to $581,000 during the same period the prior year. This decrease is due to the fact that there were more stock sales during the prior year and that for the period ended March 31, 2002 there were no shareholder loans issued.

     The Company's short-term and long-term liquidity is primarily dependant on its ability to continue its various capital raising along with the successful implementation of its acquisition and expansion plans.

     During the period ended March 31, 2002 the Company implemented a cost reduction program within its Myrtle Beach operation that should generate a substantial reduction to the Myrtle Beach losses.

     The Company continues to explore various ventures and opportunities in the start up, acquisition and developmental stages in order to improve and the
Company's financial future.

     Material commitments as of March 31, 2002 were $87,000 for the Mid-America project. Funding for this commitment will be met through consignment of guaranteed contract through a financial institution.

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

     At March 31, 2002, the purchase of FireX2, Inc. has not closed.

     During the three month period ended March 31, 2002, the Company advanced
$57,000 to FireX2.

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

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS

     During the period ended March 31, 2002, the Company mutually terminated its contract with the CFO. Also during this period Mr. Jim Feiler was appointed as Chief Operating Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits - None

         B. Reports on Form 8-K - None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BIFS TECHNOLOGIES CORP.

Date: May 20, 2002                      By:   ______________________________
                                              Alpha J. Keyser, President and CEO
                                              (Principal Executive Officer)