Form 10KSB/A
period 2001-12-31
BIFS TECHNOLOGIES CORP
filed 2002-06-11
CIK 1060967

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

DOCUMENTS INCORPORATED BY REFERENCE

No documents have been incorporated by reference.

                                                                        Page
                                                                       ------

PART I   4

PART II  19

         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
                  SHAREHOLDER MATTERS.........................................19

         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION PLAN OF OPERATION..............................20

         ITEM 7.  FINANCIAL STATEMENTS.......................................25

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.........................25

PART III 27

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

                            A. Environmental Services
                             ----------------------

1.       Summary of Operations:
         ----------------------

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
         -----------------

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

The combination anaerobic/aerobic treatment system is designed to treat wastewater containing organic materials that are food for anaerobic or aerobic bacteria.

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
         -------------------

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

5.       Sales and Marketing Strategy
         ----------------------------

AAA had an agency agreement with the Company dated December 20, 1992 to provide services as national sales agent. The agreement was mutually terminated on
December 20, 2000. A new national sales agreement was executed on January 2,
2001 with BSA Enterprises, Inc. ("BSA") with the same terms and conditions as the AAA agreement. The beneficial owners of BSA are Alpha J. Keyser, the
Company's President, Vicki Hunter Keyser (wife of Alpha Keyser), Catherine Joy
Davis (granddaughter of Alpha Keyser) and Taylor Morgan Davis (granddaughter of
Alpha Keyser).

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

                            B. Emerging Technologies
                              ---------------------

1.       Summary of Operations
         ---------------------

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

2.       Principal Products
         ------------------

Products and services offered by the Emerging Technologies division center around the operation and delivery of ISP services. The company operated it's own
ISP, Beach Access.net, Inc., and provides the service through standard telephone line dial-up, DSL and high speed wireless technology. The division has also developed a working prototype of a "last mile" solution to the delivery of high speed internet connectivity using an existing television signal. This technology has been named TV+Internet(TM).

a.       Internet Service Provider

ISP services have been available since the purchase of Beach Access in 2000. The service  provides local dial-up  telephone  numbers for the Myrtle Beach area in
Horry and Georgetown Counties, SC.

b.       SWOMI(TM)

i.       Description

The division is marketing high speed wireless technology under the trade name of
SWOMITM, Seamless Wireless Omni-directional Mobile Internet. SWOMITM offers the user true roaming capability within the SWOMITM system with access speeds of
2Mbps, the same as a direct connection to a T-1. The SWOMITM system incorporates
Beach Access ISP assets and allows customers to link their computers, at T-1 access speeds, for video, audio or data transmission on the Internet using a patented roaming technology.

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

More simply stated, the SWOMITM technology:
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

There are two primary applications for the product, backbone applications
(point-to-point) and campus environment applications (point-to-multi-point). The division installed a prototype backbone system in the Myrtle Beach, South
Carolina area. On December 1, 2000, the SWOMI high-speed wireless network went online and operational in Myrtle Beach, South Carolina. The system focus' on supplying high speed connectivity to select hotels and resorts. The system is available to customers at 17 hotels and resorts in the Myrtle Beach, South
Carolina area.

The division also installed SWOMI(TM)in a campus environment at BIFS corporate headquarters in Sarasota, FL. Desktop and laptop computers as well as printers are successfully operating on SWOMI(TM)via an on-site T-1 connection.

iii.      Patent & Trademark

The provider of the patented firmware is OTC Telecom, a California based company. The Company's relationship with OTC Telecom is one of a purchaser (the
Company) and supplier (OTC). As stated above, the Company has a "proprietary right" because of its SWOMI system being trademarked utilizing the patented firmware supplied by OTC.

As indicated throughout this document, the mark "SWOMI(TM)" is a trademark of the company.

b.       TV+ Internet(TM)

The TV+ Internet service is being made available to customers throughout the country and in selected parts of the world to support their needs for high speed wireless Internet access and is made possible through a strategic partnership between local television broadcasting stations and BIFS Technologies
Corporation. This unique service makes it possible for customers to receive
Internet data directly through their local television broadcasts and provides users with a cost effective alternative to traditional Internet services. Local television stations have been in the business of providing wireless broadcasting services to their customers for decades in the form of one way TV programming and the addition of the new TV+Internet(TM)system now makes it possible for these broadcasters to offer viewers with a new and valuable service.

i.       Description

TV+Internet(TM)uses advanced digital television technology (DTV) and embeds
Internet data packets within the normal transmission signals of the local TV station to provide down channel Internet access to customers in even hard to reach areas of the country. Using a proprietary data transmission protocol,
TV+Internet(TM)can be accessed by customers using a special antenna adapter that connects directly to the client computer to receive the down channel Internet data traffic. The receiver separates the Internet data from the normal television transmissions and routes the signal to your computer.

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

The TV+ Internet(TM)system overcomes these impediments and facilitates the building a cost effective wireless Internet system by eliminating the need for companies to compete for bandwidth in the auction environment imposed by the FCC and Congress that typically results in a successful bid price exceeding 1 billion dollars for sufficient bandwidth to support a communications architecture.

The TV+ Internet(TM)system eliminates the need for the deployment of expensive hardwired infrastructures that are normally associated with a citywide or regional rollout of broadband services. No "last mile" connectivity products are required with TV+ Internet. TV+ Internet(TM)equipment costs are much lower by comparison to traditional cable or fiber optic infrastructures. Because of the fact that TV+ Internet(TM)uses a DTV transmitter concept, along with specialized conversion equipment, the cost of infrastructure deployment is relatively static and is far less expensive than traditional cable or fiber based systems.

Patents & Trademarks

TV+Internet(TM)uses a proprietary data transmission protocol that embeds internet data packets within the normal DTV signal transmitted by the local TV station.

As marked throughout this document, the mark "TV+Internet(TM)" is trademark protected

3.       Government Regulation
         ---------------------

In addition to the Resource Conservation and Recovery Act, the Clean Water Act
and The Environmental Protection Agency regulations which indirectly affect the
Company, the Company's operations also come under the jurisdiction of the
Federal Communications Commission (FCC). Since the Technology Group uses radio frequencies to carry information among the users, towers and the ISP, the Group must comply with FCC rules and regulations. A major factor is that the FCC regulates which frequencies may be used and the power transmitted on each frequency.

4.       Manufacturing
         -------------

The division does not foresee direct involvement in the manufacturing of the equipment used in it's products or services. Contracted services will be used for the manufacture of the SWOMITM and TV+Internet(TM)hardware and for construction of towers. Division staff will monitor product quality, working closely with the manufacturer and will manage and monitor system implementation and on-going operations.

5.       Sales and Marketing Strategy
         ----------------------------

To utilize internal marketing agents, contracted sales agent and external resellers to promote and market products. Utilize marketing tools such as email, the internet, brochures, mailings, and trade and industry show participation.

6.       The Market and Product Distribution
         -----------------------------------

SWOMI and Internet access products are distributed through the Myrtle Beach operation. Focus for these product are the business and industrial markets, while expanding the existing hospitality market. TV+Internet(TM)services are marketed to television broadcasters initially as a source of revenue for the stations. The product is distributed to the end-user through the broadcasting source.

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

                           C. Governmental Operations
                           --------------------------

1.       Summary of Operations
         ---------------------

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
         ------------------

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

b.       SummerOpsPro

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
         -------------------

The FCC regulations will govern any wireless data transmissions from the field equipment to centralized monitoring areas. The access and security regulations as established by each project facility, particularly military facilities, will govern access to specific project locations.

4.       Manufacturing
         -------------

The division does not foresee direct involvement in the manufacturing of the equipment used in it's products or services. Division staff will monitor product quality, working closely with the manufacturer and will manage and monitor system implementation and on-going operations.

5.       Marketing and Sales Strategy
         ----------------------------

The division intends to expand through use of the existing USAF contract, remarketing of SummerOpsPro to facilities which currently operate SNIC and through new government contracts. Commercial airports will also be identified as sales targets. Additional independent commissioned sales representatives will be used as needed.

6.       Sales and Distribution
         ----------------------

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

--------------------------- ----------------- ----------------
       Quarter Ended              Low             High
--------------------------- ----------------- ----------------
       March 31, 2000            $0.007           $0.200
--------------------------- ----------------- ----------------
        June 30, 2000            $0.047           $0.469
--------------------------- ----------------- ----------------
   September 30, 2000            $0.205           $2.000
--------------------------- ----------------- ----------------
    December 31, 2000            $0.048           $0.070
--------------------------- ----------------- ----------------
       March 31, 2001            $0.115           $0.280
--------------------------- ----------------- ----------------
        June 30, 2001            $0.070           $0.180
--------------------------- ----------------- ----------------
   September 30, 2001            $0.020           $0.130
--------------------------- ----------------- ----------------
    December 31, 2001            $0.031           $0.092

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
------------------

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
-----------------------------------

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
--------------------------------------------

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
         -----------------------

GPS Integrators generated revenue of $166,190 for the year ended December 31,
2001 as a result of an existing contract. The Company is intensifying the marketing of the WinterOps and SummerOps products to the military under this contract, while targeting new civilian opportunities.

RESULTS OF OPERATIONS
----------------------

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

Research and development costs for year ended December 31, 2001 increased 772%
to $150,000 from $17,775 for the same period the prior year due to technological development costs incurred for the TV+Internet(TM)System.

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
--------------------------------

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

Material commitments as of December 31, 2001 were $87,000 for the Mid-America project. Based upon Company estimates, approximately $87,000 will be required to install the necessary equipment. The Company intends to use the contract to obtain funding from a financial institution by using the contract amount as collateral. No such arrangement has been made as of the date hereof.

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

------------------- ------- ----------------------------------------- ------------------ --------------
Name                 Age              Title                               Director Since     Term
                                                                                            Expires
------------------- ------- ----------------------------------------- ------------------ --------------
Alpha J. Keyser       63      Director, President and Chief Executive        1992               2002
                                    Officer
------------------- ------- ----------------------------------------- ------------------ --------------
Thomas Cannon         56      Director, Marketing Director                   1993               2002
------------------- ------- ----------------------------------------- ------------------ --------------
James A. Feiler       41      Director, Technical Director                   2000               2002
------------------- ------- ----------------------------------------- ------------------ --------------

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

                                  EXHIBIT INDEX

Exhibit                       Exhibit
Number                     Description
--------------------------------------------------------------------------------
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
10.2              Form of MidAmerica St. Louis Airport contract (3)
10.3              National Sales Agreement (3)
10.4              Active Participation Investor Special Services Agreement (3)

11                Statement re: Computation of per share earnings (not applicable)

21                Subsidiary of the Registrant

24                Power of Attorney  (not applicable)
--------------------------------------------------------------------------------
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

                  Date: June 11, 2002                   BIFS TECHNOLOGIES CORP.

                                                By: /s/ Alpha J. Keyser
                                                   --------------------------
                                                        Alpha J. Keyser, President and
                                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the date indicated.

                  Date: June 11, 2002           By: /s/  Alpha J. Keyser
                                                   --------------------------
                                                         Alpha J. Keyser, President
                                                         and Director (Principal
                                                         Financial and Accounting
                                                         Officer)

                  Date: June 11, 2002           By:  /s/  Thomas Cannon
                                                   --------------------------
                                                          Thomas Cannon, Director

                  Date: June 11, 2002           By: /s/ James A. Feiler
                                                   --------------------------
                                                        James A. Feiler, Director