Form 10QSB
period 2002-06-30
BIFS TECHNOLOGIES CORP
filed 2002-08-14
CIK 1060967

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended: June 30, 2002

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ________

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

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of June 30, 2002 was 547,166,852 shares.

                             BIFS TECHNOLOGIES CORP.

                                      INDEX
                                                                          Page
PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet - June 30, 2002..........................1-2

         Consolidated Statements of Operations for the Six Months
         and Three months Ended June 30, 2002 and 2001.......................3-4

         Consolidated Statements of Cash Flows for the Six months
         Ended June 30, 2002 and 2001........................................5-6

         Notes to Consolidated Financial Statements..........................7-9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.........................10

PART II  - OTHER INFORMATION:

PART I - FINANCIAL INFORMATION

                          BIFS TECHNOLOGIES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  JUNE 30, 2002
                                  -------------

                                     ASSETS
                                     ------

CURRENT ASSETS
    Cash                                                            $   2,698
    Other current assets                                               21,633
                                                                     ----------
        TOTAL CURRENT ASSETS                                           24,331
                                                                     ----------
FIXED ASSETS
    Internet access equipment                                         341,803
    Furniture and fixtures                                            106,589
                                                                     ----------
                                                                      448,392

    Accumulated depreciation                                         (119,239)
                                                                     ----------
                                                                      329,153
                                                                     ----------
OTHER ASSETS
    Patent, net                                                        31,993
    Goodwill, net                                                      85,738
    Advance to pre-acquisition company                                 57,000
    Other                                                              29,129
                                                                     ----------
                                                                      203,860
                                                                     ----------
                                                                    $ 557,344
                                                                     ==========

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                                  JUNE 30, 2002
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
    Current portion of related party
        notes payable                                             $    28,675
    Due to related party                                               14,000
    Accounts payable and accrued expenses                             785,953
                                                                    -----------
        TOTAL CURRENT LIABILITIES                                     828,628
                                                                    -----------
OTHER LIABILITIES
    Notes payable to majority stockholder                             758,000
    Other stockholder notes payable                                   348,900
    Related party notes payable,
        less current portion                                           61,073
                                                                    -----------
                                                                    1,167,973
                                                                    -----------
COMMITMENTS AND CONTINGENCIES                                              -
                                                                    -----------
STOCKHOLDERS' EQUITY
    Common stock $.00001 par value,
        800,000,000 shares authorized,
        547,166,852 shares issued and
        546,666,852 shares outstanding                                  5,472
    Additional paid-in capital                                      8,828,149
    Subscription receivable                                          (287,190)
    Deferred stock options                                           (179,035)
    Accumulated deficit                                            (9,796,652)
                                                                    -----------
                                                                   (1,429,256)

    Less treasury stock                                               (10,000)
                                                                    -----------

                                                                    (1,439,256)
                                                                    -----------
                                                                   $   557,345
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
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                      -----------------------------------
                           JUNE 30, 2002 AND 2001
                       ----------------------------------

                                                     Six-months ended
                                                 ---------------------------
                                                 2002                   2001
                                                 ----                   ----
                                             (Unaudited)            (Unaudited)

REVENUES                                     $   127,125            $   367,999

COST OF REVENUES                                  88,737                442,300
                                              -----------            -----------
GROSS PROFIT (LOSS)                               38,388            (74,301)
                                              -----------           ------------
OTHER EXPENSES

    General and administrative                   134,451                240,568
    Salaries and related expenses                108,306                318,749
    Professional fees                            293,804                440,551
    Marketing                                     42,869                126,894
    Depreciation and amortization                 35,859                152,458
    Interest                                      55,055                 80,270
    Recovery of impairment loss               (111,601)                   -
                                              -----------            -----------
                                                 558,743              1,359,490
                                              -----------            -----------
NET LOSS                                     $(520,355)           $(1,433,791)
                                              ===========            ===========
LOSS PER COMMON SHARE                          $(  .0010)           $(    .0027)
                                              ===========            ===========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)              5,420,619              5,247,165
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
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                    FOR THE SIX MONTHS AND THREE MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                      -----------------------------------

                                                     Three-months ended
                                                 ---------------------------
                                                    2002             2001
                                                    ----             ----
                                                (Unaudited)       (Unaudited)

REVENUES                                        $    83,760       $   248,323

COST OF REVENUES                                      5,273           305,063
                                                -----------       -----------
GROSS PROFIT (LOSS)                                  78,487        (56,740)
                                                -----------       -----------
OTHER EXPENSES

    General and administrative                       58,613           129,325
    Salaries and related expenses                    31,847           177,386
    Professional fees                               210,399           171,626
    Marketing                                        28,216            43,495
    Depreciation and amortization                    17,930            79,318
    Interest                                         26,905            43,293
    Recovery of impairment loss                   (111,601)             -
                                                 ----------       -----------
                                                    262,309           644,443
                                                 -----------      -----------
NET LOSS                                         $(183,822)     $(701,183)
                                                 ===========      ===========
LOSS PER COMMON SHARE                           $(    .0003)     $(    .0013)
                                                 ===========      ===========
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)                 5,447,822        5,261,299
                                                 ===========      ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                           --------------------------

                                                     Six months ended
                                                  ------------------------
                                                   2002              2001
                                                  ----------  ------------
                                                 (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                   $ 127,125   $   166,479
   Cash paid for expenses                          (320,958)   (1,511,751)
   Interest                                        (1,462)        1,892
                                                  ----------   -----------
      Net cash used by operating
         activities                                (195,295)  (1,343,380)
                                                  ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Advances to related companies                  (33,021)          -
   Purchase of fixed assets                       (2,550)  (304,725)
                                                  ---------  -----------
      Net cash used by investing
         activities                               (35,571)  (304,725)
                                                  ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of stock                    170,006       510,302
   Proceeds from stockholder note
      payable                                         -         455,000
                                                 ---------   -----------
      Net cash provided by financing
         activities                               170,006       965,302
                                                 ---------   -----------
NET DECREASE IN CASH                             (60,860)   (682,803)

CASH, BEGINNING OF PERIOD                          63,558       682,803
                                                 ---------   -----------
CASH, END OF PERIOD                             $   2,698    $      -
                                                 =========   ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                           --------------------------

                                                        Six-months ended
                                                    -------------------------
                                                     2002                2001
                                                    -----------     ----------
                                                    (Unaudited)    (Unaudited)

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                            $(520,355)     $(1,433,791)

RECONCILING ADJUSTMENTS

   Recovery of impairment loss                       (111,601)            -
   Depreciation and amortization                       35,859          152,458
   Decrease (increase) in accounts
      receivable                                       11,130       (201,520)
   Decrease in inventory                                  -         (1,990)
   Increase in prepaid expenses                           -         (138,225)
   Increase in accounts payable
      and accrued expenses                            238,639           20,809
   Decrease in other assets                               -              6,130
   Stock issued for services                           97,440          233,750
   Contribution of accrued interest
      to paid-in capital                               53,593           18,999
                                                    -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES                $(195,295)     $(1,343,380)
                                                    ===========      ===========

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                               $  53,593      $    18,999
                                                    ==========      ============
ISSUE OF STOCK FOR SERVICES                         $  97,440      $   233,750
                                                    ==========      ============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2002
                                  -------------

The information presented herein as of June 30, 2002, and for the three and six months then ended is unaudited.

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

Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2002. For further information, refer to the December 31, 2001, financial statements and footnotes included in the Company's annual filing with the Securities and Exchange Commission.

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

NOTE D - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and government operations. For the six months ended June
30, 2002 and 2001, information on reportable segments is as follows:

                          BIFS TECHNOLOGIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMEN JUNE 30, 2002

NOTE D - SEGMENTS (continued)

June 30, 2002
                           Environmental     Emerging     Govermental    Segment       All     Eliminating   Consolidated
                             services      technologies   operations     totals       other    adjustments      totals
                          --------------  --------------  -----------  ----------  ----------  -----------  -------------
 External revenue          $  38,650       $    88,474    $     -      $ 127,124   $     -     $      -     $   127,124
                          ==============  ==============  ===========  ==========  ==========  ===========  =============
 Intersegment revenue      $       -       $       -      $     -      $     -     $     -     $      -     $       -
                          ==============  ==============  ===========  ==========  ==========  ===========  =============
 Net income (loss)         $  38,650       $  (246,596)   $     -      $(207,946)  $(312,409)  $      -     $   (520,355)
                          ==============  ==============  ===========  ==========  ==========  ===========  =============

June 30, 2001

 External revenue          $     -         $   201,809    $  166,190   $ 367,999   $     -     $      -     $   367,999
                          ==============  ==============  ===========  ==========  ==========  ===========  ============
 Intersegment revenue      $     -         $       -      $      -     $     -     $     -     $      -     $       -
                          ==============  ==============  ===========  ==========  ==========  ===========  ============
 Net loss                  $     -         $  (794,132)   $   (2,715)  $(796,847)  $(636,944)  $      -     $(1,433,791)
                          ==============  ==============  ===========  ==========  ==========  ===========  ============

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2002
                                  -------------

NOTE E - OPERATING RESULTS

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and planned capital improvements.

Management is attempting to obtain funds to support continuing operations and capital improvements. At June 30, 2002, and subsequently, management is negotiating with funding sources to meet its projected needs. Management is confident they will be successful in their negotiations and will obtain the necessary funding. Through August 9, 2002, additional funding to support operations has not been obtained.

NOTE F - ACQUISITIONS

In June 2002, the Company formed Vendorlynx, Inc. which will be operated as an offset purchasing contract agent. The Company owns 90% of Vendorlynx Inc.'s outstanding stock. Through August 9, 2002, Vendorlynx has had no operating activity. At June 30, 2002, Vendorlynx Inc. has no assets, liabilities or stockholders' equity.

NOTE G - LITIGATION

The Company is involved as a defendent in several lawsuits. At June 30, 2002, and through August 9, 2002, management does not anticipate either an unfavorable settlement or if unfavorably settled, any material impact on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

RESULTS OF OPERATIONS

Six months Ended June 30, 2002 and 2001

Net sales for the six months ended June 30, 2002 decreased 67% to $127,125 from
$367,999 during the same period the prior year. Net sales decreased as a result of a decrease in web development, hardware sales and service operations at Beach
Access.net as compared to the same period of the previous year. The Company was also undergoing the migration during this quarter to its nation-wide Internet service program that resulted in a billing transition period. In addition 2001 revenues for the same period included $166,190 from GPS Integrators.

Cost of sales for the six months ended June 30, 2002 decreased 80% to $88,737 from $442,300 during the same period the prior year. The decrease is primarily due to the reduction of technical, administrative and line access costs required to support Beach Access.net. The cost of sales for the period also includes a credit of $40,184 received on previously reported Internet access line expenses.
The 2001 cost of sales also included the cost of the acquisition of GPS
Integrators.

General and administrative expenses for the six months ended June 30, 2002 decreased 44% to $134,451 from $240,568 in the same period during the prior year primarily due to implementation of various cost control measures in these areas.

Salaries and related expenses for the six months ended June 30, 2002 decreased
66% to $108,306 from $318,749 during the same period the prior year. This is primarily due to staff reductions within the Myrtle Beach operation and a decrease in upper management compensation.

Professional fees for the six months ended June 30, 2002 decreased 33% to
$293,804 from $440,551 during the same period the prior year. This is primarily due to the decrease in the requirement for technical consultant fees for new ventures and professional fees related to due diligence and legal matters that were incurred during the same period of the previous year.

Marketing costs for the six months ended June 30, 2002 decreased 66% to $42,869 from $126,894 in the same period during the prior year. This reduction is primarily due to selling and marketing costs incurred in 2001 were associated with expansion of the Myrtle Beach operation and the initial marketing program setup. This also included the costs of the marketing rollout of the TV+Internet program. The marketing and advertising included in the previous year costs are still being utilized, with the addition of updated marketing tools.

Depreciation and amortization expenses for six months ended June 30, 2002 decreased 77% to $35,859 from $152,458 for the same period during the prior year due to goodwill, which had been amortized during the previous period, was recorded as an impairment loss at December 31, 2001.

                                       10

The $111,601 recovery of impairment loss for the period ending June 30, 2002 reflects a decrease in the impairment losses reported at December 31, 2001 of
$1,105,231. The $111,601 was previously recorded as a trade payable liability for purchase of component parts for the high-speed wireless Internet access system. The component parts associated with this purchase were written off as impairment loss on December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2002 the Company had a net loss of
$(520,355) compared to $(1,433,791) in the prior year. Cash used by operating activities of continuing operations was $(195,295) during the six months ended
June 30, 2002 compared to $(1,343,380) in the prior year. The decrease in cash used by operating activities of continuing operations during the six months ended June 30, 2002 compared to the same period the prior year was primarily due to it's Myrtle Beach operation cash requirements incurred in the previous year and further decreased as a result of cost reduction measures that have been executed during the current period. Investing activities used $(35,571) during six months ended June 30, 2002 compared to $(304,725) during the same period the prior year. The decrease resulted primarily from the expansion of its Myrtle
Beach operation and costs incurred with its wireless system during the same period of 2001.

Financing activities generated $170,006 during the six months ended June 30,
2002 compared to $965,302 during the same period the prior year. This decrease is due to the fact that there were more stock sales during the prior year and that for the period ended June 30, 2002 there were no shareholder loans issued, as in the prior year.

The Company's short-term and long-term liquidity is primarily dependant on its ability to continue its various capital raising along with the successful implementation of its acquisition and expansion plans. In conjunction with the
Company's expansion plans, in April 2002, the Company expanded it's ISP operations and service coverage areas to include five hundred metropolitan cities and rural population centers throughout the United States.

The Company continues to execute the cost reduction program within its Myrtle
Beach operation, which was implemented in the first quarter of 2002. This has resulted in a decrease in the Emerging Technologies Division's losses.

The Company continues to explore various ventures and opportunities in the start up, acquisition and developmental stages in order to improve and the Company's financial future.

Material commitments as of June 30, 2002 were $87,000 for the Mid-America project. Funding for this commitment will be met through consignment of guaranteed contract through a financial institution.

In April 2001, the Company signed a letter of intent to purchase all of the outstanding stock of FireX2, Inc. The purchase, if executed, will consist of exchanging 1,948,380 shares of BIFS restricted common stock for 1,948,380 shares of FireX2. Additionally, BIFS will issue stock options for 655,000 shares to certain existing shareholders of FireX2.

The letter of intent contains various conditions that must be met before closing, including, among others, satisfactory results from U.S. government testing of FireX2's product.

At June 30, 2002, the purchase of FireX2, Inc. has not closed.

The Company believes that it's capital raising efforts will continue successfully until it's operating segments (with the new ventures) begin to generate a positive internal cash flow.

                                       11

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The Company is involved in certain claims and other legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon the advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

ITEM 2.   CHANGES IN SECURITIES

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER EVENTS:

         On July 10, 2002 the Company's application was approved for inclusion within the Nasdaq OTCBB.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits - None

         B. Reports on Form 8-K - None

                                       12

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BIFS TECHNOLOGIES CORP.

Date: August 13, 2002                               By: /s/ Alpha J. Keyser
                                                    -------------------------
                                                            Alpha J. Keyser, President and CEO
                                                            (Principal Executive Officer)
                                                            (Principal Financial and Accounting Officer)