Form 10QSB
period 2002-09-30
BIFS TECHNOLOGIES CORP
filed 2002-11-15
CIK 1060967

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended: September 30, 2002

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

                                  Yes [X] No [ ]

The number of shares of registrant's Common Stock, $.00001 par value, outstanding as of September 30, 2002 was 556,100,493 shares.

                             BIFS TECHNOLOGIES CORP.

                                      INDEX
                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION:

         ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheet - September 30, 2002 ................F-1-F-2

         Consolidated Statements of Operations for the Nine Months
         and Three months Ended September 30, 2002 and 2001 .............F-3-F-4

         Consolidated Statements of Cash Flows for the Nine months
         Ended September 30, 2002 and 2001 ..............................F-5-F-6

         Notes to Consolidated Financial Statements .....................F-7-F-9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS ........................10

PART II  - OTHER INFORMATION:

                         PART I - FINANCIAL INFORMATION

                          BIFS TECHNOLOGIES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

                                     ASSETS
                                     ------

CURRENT ASSETS

    Cash                                                             $     157
    Other current assets                                                27,385
                                                                      ---------

        TOTAL CURRENT ASSETS                                            27,542
                                                                      ---------

FIXED ASSETS

    Internet access equipment                                          341,803
    Furniture and fixtures                                             106,589
    Construction in process                                             15,661
                                                                      ---------

                                                                       464,053
    Accumulated depreciation                                          (127,689)
                                                                      ---------

                                                                       336,364
                                                                      ---------

OTHER ASSETS

    Patent, net                                                         30,972
    Goodwill, net                                                       77,279
    Advance to pre-acquisition company                                  57,000
    Other                                                               42,047
                                                                      ---------

                                                                       207,298
                                                                      ---------

                                                                     $ 571,204
                                                                      =========

                The accompanying notes to consolidated financial
          statements are an integral part of this financial statement.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

    Current portion of related party
        notes payable                                             $     28,675
    Accounts payable and other accrued
        expenses                                                       809,370
    Payroll taxes payable                                              168,759
                                                                   ------------

        TOTAL CURRENT LIABILITIES                                    1,006,804
                                                                   ------------

OTHER LIABILITIES

    Notes payable to majority stockholder                              766,500
    Other stockholder notes payable                                    348,900
    Related party notes payable,
        less current portion                                            61,073
                                                                   ------------

                                                                     1,176,473
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                               -
                                                                   ------------

STOCKHOLDERS' EQUITY

    Common stock $.00001 par value,
        800,000,000 shares authorized,
        556,192,493 shares issued and
        556,100,493 shares outstanding                                   5,562
    Additional paid-in capital                                       9,026,982
    Subscription receivable                                        (241,360)
    Deferred stock options                                         (179,035)
    Accumulated deficit                                            (10,222,379)
                                                                  -------------

                                                                   (1,610,230)

    Less treasury stock                                            (1,843)
                                                                  -------------

                                                                   (1,612,073)
                                                                  -------------

                                                                  $    571,204
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
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                    ---------------------------------------
                                   (Unaudited)

                                                      Nine-months ended
                                                 ----------------------------
                                                 2002                   2001
                                              -----------            -----------

REVENUES                                     $  160,648             $   411,961

COST OF REVENUES                                167,381                 609,153
                                              -----------            -----------

GROSS PROFIT (LOSS)                          (6,733)             (197,192)
                                              -----------            -----------

OTHER EXPENSES

    General and administrative                  273,450                 356,007
    Salaries and related expenses               183,388                 437,365
    Professional fees                           405,536                 569,100
    Marketing                                    51,693                 168,531
    Depreciation and amortization                53,789                 234,676
    Research and development                         -                  150,000
    Interest                                     83,094                 131,161
    Recovery of impairment loss              (111,601)                     -
                                              -----------            -----------

                                                939,349               2,046,840
                                              -----------            -----------

NET LOSS                                    $(946,082)            $(2,244,032)
                                              ===========            ===========

LOSS PER COMMON SHARE                       $(     .002)            $(     .004)
                                              ===========            ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)             5,458,525               5,249,731
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
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                   FOR THE NINE MONTHS AND THREE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                    ---------------------------------------
                                   (Unaudited)

                                                      Three-months ended
                                                 ---------------------------
                                                 2002                   2001
                                             -----------            -----------

REVENUES                                    $    33,523             $    43,962

COST OF REVENUES                                 78,644                 166,853
                                             -----------            -----------

GROSS LOSS                                   (45,121)             (122,891)
                                             -----------             -----------

OTHER EXPENSES

    General and administrative                  138,999                 115,439
    Salaries and related expenses                75,082                 118,616
    Professional fees                           111,732                 128,549
    Marketing                                     8,824                  41,637
    Depreciation and amortization                17,930                  82,218
    Research and development                         -                  150,000
    Interest                                     28,039                  50,891
                                             -----------             -----------

                                                380,606                 687,350
                                             -----------             -----------

NET LOSS                                    $(425,727)            $(810,241)
                                             ===========             ===========

LOSS PER COMMON SHARE                       $(     .001)            $(     .002)
                                             ===========             ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING (shares in 100's)             5,499,712               5,273,039
                                             ===========             ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                        -------------------------------
                                   (Unaudited)

                                                       Nine months ended
                                                   -------------------------
                                                     2002              2001
                                                 ----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES

   Cash received from customers                  $ 160,648        $   395,861
   Cash paid for expenses                         (491,796)        (2,132,772)
   Interest                                       (2,152)                -
                                                  ---------        -----------

      Net cash used by operating
         activities                               (333,300)        (1,736,911)
                                                  ---------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   (Advances to) proceeds from related
      companies                                   (57,891)             9,000
   Purchase of fixed assets                       (18,211)        (215,829)
                                                  ---------        -----------

      Net cash used by investing
         activities                               (76,102)        (206,829)
                                                  ---------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from sale of stock                     337,501            610,322
   Proceeds from stockholder notes
      payable                                        8,500            659,999
                                                  ---------        -----------

      Net cash provided by financing
         activities                                346,001          1,270,321
                                                  ---------        -----------

NET DECREASE IN CASH                              (63,401)        (673,419)

CASH, BEGINNING OF PERIOD                           63,558            682,803
                                                  ---------        -----------

CASH, END OF PERIOD                              $     157        $     9,384
                                                  =========        ===========

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                        -------------------------------
                                   (Unaudited)

                                                               Nine-months ended
                                                           --------------------------
                                                              2002            2001
                                                           -----------    -------------

                          RECONCILIATION OF NET LOSS TO
                      CASH FLOWS FROM OPERATING ACTIVITIES
                      ------------------------------------

NET LOSS                                                  $(946,082)       $(2,244,032)

RECONCILING ADJUSTMENTS

   Recovery of impairment loss                             (111,601)                -
   Depreciation and amortization                             53,789            234,676
   Decrease (increase) in accounts
      receivable                                             11,130         (16,100)
   Increase in prepaid expenses                                  -              58,763
   Increase (decrease) in accounts
      payable and accrued expenses                          423,016         (27,215)
   Stock issued for services                                155,506            233,750
   Contribution of accrued interest
      to paid-in capital                                     80,942             23,247
                                                           -----------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES                      $(333,300)       $(1,736,911)
                                                           ===========    =============

                   NONCASH INVESTING AND FINANCING ACTIVITIES
                   ------------------------------------------

DECREASE IN ACCRUED INTEREST
   PAYABLE THROUGH CONTRIBUTION
   TO PAID-IN CAPITAL                                     $  80,942        $    23,247
                                                           ===========    =============

ISSUE OF STOCK FOR SERVICES                               $ 155,506        $   233,750
                                                           ===========    =============

                The accompanying notes to consolidated financial
         statements are an integral part of these financial statements.

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------

The information presented herein as of September 30, 2002, and for the three and nine months then ended is unaudited.

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

Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2002. For further information, refer to the December 31, 2001, financial statements and footnotes included in the Company's annual filing with the Securities and Exchange Commission.

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

NOTE D - SEGMENTS

The Company operates in three business segments; environmental services, emerging technologies and government operations. For the nine months ended
September 30, 2002 and 2001, information on reportable segments is as follows:

                          BIFS TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE D - SEGMENTS (continued)

September 30, 2002
                           Environmental     Emerging        Govermental      Segment          All        Eliminating   Consolidated
                             services      technologies       operations      totals          other       adjustments      totals
                         -----------------------------------------------------------------------------------------------------------

  External revenue        $    53,674      $   106,974       $       -     $   160,648     $        -    $      -     $   160,648
                         ===========================================================================================================

  Intersegment revenue    $        -       $        -        $       -     $        -      $        -    $      -     $        -
                         ===========================================================================================================

  Net income (loss)       $    43,491      $  (400,844)      $       -     $  (357,353)    $  (588,729)  $      -     $  (946,082)
                          ==========================================================================================================

September 30, 2001

  External revenue        $       -        $   245,879       $  166,082    $   411,961     $        -    $      -     $   411,961
                          ==========================================================================================================

  Intersegment revenue    $       -        $        -        $      -      $        -      $        -    $      -     $        -
                          ==========================================================================================================

  Net loss                $       -        $(1,181,605)      $  (76,180)   $(1,257,785)    $  (986,247)  $      -      $(2,244,032)
                          ==========================================================================================================

                          BIFS TECHNOLOGIES CORPORATION
                          -----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 30, 2002
                               ------------------

NOTE E - OPERATING RESULTS

As noted in the accompanying financial statements, the Company has sustained substantial net operating losses. Its ability to continue as a going concern and realize its assets is dependent upon generating sufficient profitable revenues and obtaining funding to support operations and planned capital improvements.

Management is attempting to obtain funds to support continuing operations and capital improvements. At September 30, 2002, and subsequently, management is negotiating with funding sources to meet its projected needs. Management is confident they will be successful in their negotiations and will obtain the necessary funding. Through November 8, 2002, additional funding to support operations has not been obtained.

NOTE F - ACQUISITIONS

In June 2002, the Company formed Vendorlynx, Inc. which will be operated as an offset purchasing contract agent. The Company owns 90% of Vendorlynx Inc.'s outstanding stock. Through November 8, 2002, Vendorlynx has had no operating activity. At September 30, 2002, Vendorlynx Inc. has no assets, liabilities or stockholders' equity.

In July and August 2002, the Company signed five year agreements with two television licensees for access to digital broadcast bandwidths. The Company intends to install equipment to utilize the bandwidths to provide high speed internet access. Terms of the contracts require the Company to acquire, install and maintain the equipment associated with the internet connectivity. Through
November 8, 2002, this equipment has not been acquired (see Note E).

NOTE G - LITIGATION

The Company is involved as a defendent in several lawsuits. At September 30,
2002, and through November 8, 2002, management does not anticipate either an unfavorable settlement or if unfavorably settled, any material impact on the
Company.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months Ended September 30, 2002 and 2001

        Net sales for the nine months ended September 30, 2002 decreased 61% to
$160,648 from $411,961 during the same period the prior year. Net sales decreased as a result of a decrease in web development, hardware sales and service operations at Beach Access.net as compared to the same period of the previous year. The Company was also undergoing the migration during this quarter to its nation-wide Internet service program that resulted in a billing transition period.

        Cost of sales for the nine months ended September 30, 2002 decreased 73%
to $167,381 from $609,153 during the same period the prior year. The decrease is primarily due to the reduction of technical, administrative and line access costs required to support Beach Access.net.

        General and administrative expenses for the nine months ended September
30, 2002 decreased 23% to $273,450 from $356,007 in the same period during the prior year primarily due to implementation of various cost control measures in these areas.

        Salaries and related expenses for the nine months ended September 30,
2002 decreased 58% to $183,388 from $437,365 during the same period the prior year. This is primarily due to staff reductions within the Myrtle Beach operation and a decrease in upper management compensation.

        Professional fees for the nine months ended September 30, 2002 decreased
29% to $405,536 from $569,100 during the same period the prior year. This is primarily due to the decrease in the requirement for technical consultant fees for new ventures and professional fees related to due diligence and legal matters that were incurred during the same period of the previous year.

        Marketing costs for the nine months ended September 30, 2002 decreased
69% to $51,693 from $168,531 in the same period during the prior year. This reduction is primarily due to selling and marketing costs incurred in 2001 were associated with expansion of the Myrtle Beach operation and the initial marketing program setup. This also included the costs of the marketing rollout of the TV+Internet program. The marketing and advertising included in the previous year costs are still being utilized, with the addition of updated marketing tools.

        Depreciation and amortization expenses for nine months ended September
30, 2002 decreased 77% to $53,789 from $234,676 for the same period during the prior year due to goodwill, which had been amortized during the previous period, was recorded as an impairment loss at December 31, 2001.

         Research and development in 2001 was for the TV+Internet(TM)system.
There has been no major research and development costs in 2002.

        The $111,601 recovery of impairment loss for the period ending September
30, 2002 reflects a decrease in the impairment losses reported at December 31,
2001 of $1,105,231. The $111,601 was previously recorded as a trade payable liability for purchase of component parts for the high-speed wireless Internet access system. The component parts associated with this purchase were written off as impairment loss on December 31, 2001.

                                       10

LIQUIDITY AND CAPITAL RESOURCES

        During the nine months ended September 30, 2002 the Company had a net loss of $(946,082) compared to $(2,244,032) in the prior year. Cash used by operating activities of continuing operations was $(333,300) during the nine months ended September 30, 2002 compared to $(1,736,911) in the prior year. The decrease in cash used by operating activities of continuing operations during the nine months ended September 30, 2002 compared to the same period the prior year was primarily due to it's Myrtle Beach operation cash requirements incurred in the previous year and further decreased as a result of cost reduction measures that have been executed during the current period. Investing activities used $(76,102) during nine months ended September 30, 2002 compared to
$(206,829) during the same period the prior year. The decrease resulted primarily from the expansion of its Myrtle Beach operation and costs incurred with its wireless system during the same period of 2001.

        Financing activities generated $346,001 during the nine months ended
September 30, 2002 compared to $1,270,321 during the same period the prior year.
This decrease is due to the fact that there were more stock sales during the prior year and that for the period ended September 30, 2002 and there were no major shareholder loans issued, as in the prior year.

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

        Material commitments as of September 30, 2002 were $87,000 for the
Mid-America project. The company has begun construction on the biofiltration system at MidAmerica Airport in Mascoutah, Illinois. The Company has incurred
$15,661 to date in completed construction activities. Funding for this commitment will be met through consignment of guaranteed contract through a financial institution.

        In April 2001, the Company signed a letter of intent to purchase all of the outstanding stock of FireX2, Inc. The purchase, if executed, will consist of exchanging 1,948,380 shares of BIFS restricted common stock for 1,948,380 shares of FireX2. Additionally, BIFS will issue stock options for 655,000 shares to certain existing shareholders of FireX2.

        The letter of intent contains various conditions that must be met before closing, including, among others, satisfactory results from U.S. government testing of FireX2's product. At September 30, 2002, the purchase of FireX2, Inc.
has not closed.

        VendorLynx Corporation was formed in June of 2002 to increase product sales through offset and countertrade. VendorLynx will facilitate offset obligations between the aerospace industry and participating countries using
BIFS products as technology transfers.

         The Company has continued to expand the market place for TV+Internet through the signing of excess broadband capacity leases with WSRE of Pensacola,
Florida and WHDT of Miami, Florida.

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

         None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

         None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

         ITEM 5.  OTHER EVENTS:

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibit 99.1 -  Statement Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002

         B.       The Company did not file any current reports on Form 8-K
                  during the quarter ended September 30, 2002.

                                       12

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     BIFS TECHNOLOGIES CORP.

Date: November 14, 2002                         By:  /s/ Alpha J. Keyser
                                                    ----------------------------
                                                         Alpha J. Keyser,
                                                         President and CEO
                                                        (Principal Executive Officer)
                                                        (Principal Financial and Accounting Officer)

Date: November 14, 2002                         By:  /s/  James A. Feiler
                                                    ----------------------------
                                                          James A. Feiler, Director and COO

                                       13